Form 10-K
period 1996-03-31
CENTRAL JERSEY FINANCIAL CORP
filed 1996-07-16
CIK 851635

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       March 31, 1996
                          ------------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________________ to ____________________

SEC File Number:  0-17839

                      CENTRAL JERSEY FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                               22-2977019
- ---------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

        591 Cranbury Road
        East Brunswick, New Jersey                                08816
- -------------------------------------------                     ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (908) 254-6600
                                                               --------------
Securities registered pursuant to Section 12(b) of the Act:          None
                                                               --------------
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
- -------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of registrant as of May 31, 1996 was $81,716,000 or $30 5/8 per share.

     The number of shares outstanding of the issuer's common stock as of May 31, 1996: Common Stock, no par value - 2,668,269

                             CENTRAL JERSEY FINANCIAL CORPORATION

                                             INDEX

                                                                          Page

PART I

        Item 1. Business.....................................................1

        Item 2. Properties...................................................7

        Item 3. Legal Proceedings............................................8

        Item 4. Submission of Matters to a Vote
                of Securities Holders........................................8

PART II

        Item 5. Market for the Registrant's Common
                Equity and Related Stockholder
                Matters......................................................8

        Item 6. Selected Financial Data......................................9

        Item 7. Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations...............................................10

        Item 8. Financial Statements and Supplementary
                Data........................................................23

        Item 9. Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................55

PART III

        Item 10. Directors and Executive Officers of the
                 Registrant.................................................55

        Item 11. Executive Compensation.....................................58

        Item 12. Security Ownership of Certain Beneficial
                 Owners and Management......................................65

        Item 13. Certain Relationships and Related
                 Transactions...............................................65

PART IV

        Item 14. Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K....................................66

        Signatures

                                     PART I

ITEM 1.  BUSINESS

        General. Central Jersey Financial Corporation (the "Corporation") is a unitary thrift holding company incorporated in the State of New Jersey. The Corporation commenced business in December 1989 with the acquisition of Central Jersey Savings Bank, SLA ("CJSB"), its only subsidiary. Principal executive offices of the Corporation and CJSB are located at 591 Cranbury Road, East Brunswick, New Jersey 08816 and the telephone number is (908) 254-6600.

        CJSB  is a  state  chartered  savings  and  loan  association  that  was organized in 1892 as "The South River Building and Loan Association." The deposits of CJSB are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corp. ("FDIC"). On September 20, 1984, CJSB converted from a mutual to a New Jersey stock savings association through the sale and issuance of a total of 1,239,305 shares of common stock and, on May 7, 1986, CJSB completed a second offering of a total of 623,907 shares of common stock (which totals are adjusted pursuant to a three-for-two stock split, effective in September 1987, a ten percent stock dividend paid on October 1, 1992, a five-for-four stock split paid October 22, 1993 and a ten percent stock dividend paid September 2, 1994). In December 1989, the Corporation acquired CJSB as part of the reorganization of CJSB into a savings and loan holding company structure. The Corporation conducts its business through six full-service offices located in East Brunswick, North Brunswick, Jamesburg, South River and Spotswood, New Jersey.

        Merger Agreement - Summit Bancorp. The Corporation, on May 22, 1996, entered into a definitive merger agreement (the "Agreement") with Summit Bancorp ("Summit"). The Agreement provides for Summit to acquire the Corporation in a tax-free exchange of stock. Under the general terms of the Agreement, each of the corporation's common shares would be exchanged for 0.875 shares of Summit common stock. Summit was given an option to purchase up to 19.9 percent of the Corporation's common stock if certain conditions occur. Additional details of the Agreement are provided in the accompanying notes to consolidated financial statements.

        Acquisition - University Savings and Loan Association. On July 1, 1982, the Corporation acquired University Savings and Loan Association ("University") and accounted for the acquisition under the purchase method of accounting. At the time of acquisition, University's liabilities exceeded its assets by $8,505,522, based upon its then fair market value. In accordance with generally accepted accounting principles, the Corporation amortized the cost in excess of fair market value on a straight-line basis over 30 years. Management subsequently determined, consistent with the policy of many financial institutions, to shorten the maximum amortization period for goodwill from 30 to 25 years. Therefore, commencing January 1, 1986, the goodwill applicable to the acquisition is being amortized over a period of 25 years. At March 31, 1996, the Corporation had goodwill of $3,791,000. The net contribution (charge) to net income from amortization and accretion of valuation adjustments related to the acquisition of University was ($156,000), ($50,000), ($13,000), $104,000, and
$151,000  for the years  ended  March 31,  1996,  1995,  1994,  1993,  and 1992, respectively.

BANKING ACTIVITIES

        General. CJSB is the primary asset of the Corporation and the Corporation's business is conducted principally through CJSB. The Corporation's business consists primarily of attracting deposits from the general public and using those deposits, together with borrowings and other funds, to originate and acquire mortgage loans and purchase mortgage-backed securities and investments. The principal elements of the Corporation's current operating strategy are to
(i) concentrate lending efforts on single family residential loans and sell certain mortgage loans being originated; (ii) purchase mortgage-backed securities ("MBS") and investments (including real estate mortgage investment conduits ("REMICs") and collateralized mortgage obligations ("CMOs"); (iii) focus on retail deposits as the primary funding source supplemented by borrowings and (iv) manage interest rate risk. To a lesser extent, the Corporation, through CJSB's service corporation, Old Reliable Corporation, Inc. ("Old Reliable"), is engaged in a real estate development project, although the Corporation does not intend to pursue new development projects in the future. Management adopted a policy to sell certain mortgage loans currently being originated. The determination of the loans which are originated for sale is based upon management's evaluation of, among other considerations, interest-rate sensitivity investments, liquidity and capital regulations.

        Net Interest Income/Interest-Rate Sensitivity. The earnings of the corporation depend primarily on the level of net interest income, which is the difference between interest earned on loans, MBS, investment securities and cash in interest bearing accounts and interest paid on deposits and borrowed funds. Earnings are also impacted by fluctuations in the value of real estate underlying mortgage loans and real estate investments. The Corporation's loan, MBS and investment portfolios have been and remain less sensitive to general interest rate changes than its deposit base. This is the result of having a substantial portion of these portfolios comprised of long-term, fixed-rate products, while the deposit base is comprised of accounts with substantially shorter maturities adjusting more readily with current market conditions. The Corporation, as a result of the relationship of its interest earning assets and liabilities, would be adversely affected in a rising interest-rate environment.

        Loans. The Corporation is engaged in the origination of mortgage loans, including equity lines of credit, to finance owner occupied homes and had retained these loans in its portfolio until fiscal 1992. During fiscal 1992, the Corporation adopted a policy to sell certain loans being originated based upon management's evaluation of various criteria. Since January 1992, loans originated for sale have been sold on a non-recourse basis with servicing generally retained. The Corporation offers fixed-rate and adjustable-rate mortgage loans for periods generally ranging from 1-30 years; terms normally provide for monthly payments of principal and interest. The Corporation's experience indicates that home mortgage loans generally remain outstanding for significantly shorter periods than their contractual terms. Adjustable-rate home mortgage loans presently offered by the Corporation generally provide for interest rates that adjust monthly to a rate equal to 1.5 percent above the prime lending rate or that adjust every one or three years to a rate equal to 2.00-2.75 percent over the rate of the corresponding Treasury bill. The Corporation's adjustable-rate home mortgage loans typically provide for maximum interest rate increases of 2% per year and 6% over the life of the loan. The Corporation also offers a mortgage loan product providing for an initial fixed-rate term of ten years, adjusting each year thereafter for the remaining twenty years to maturity.

        The  Corporation   also  offers  consumer  loans,   including  loans  on
automobiles, household and other consumer goods, property improvement loans and savings account loans.

        During fiscal 1992, the Corporation resumed the origination of construction and commercial real estate loans on a limited basis using criteria designed to reduce credit risk. Previously, management had discontinued originating loans for construction and commercial purposes to reduce the amount of these loans in its portfolio.

        A summary of the Corporation's loan portfolio by type of loan at March 31, 1996 through 1992 is presented in the accompanying table, headed "Type of Loans."


                                                                       March 31,
                                               1996        1995         1994         1993         1992
                                            ----------  -----------  ----------   ----------   -------
                                                                    (In Thousands)

Type of Loans

First mortgage real estate loans:
  Conventional...........................     $154,636     $174,828    $158,631     $154,825      $157,462

  Commercial.............................       29,496       31,456      33,310       32,912        35,462

  Construction and land..................       11,505       11,129      16,668       11,964        11,384

  FHA insured and VA guaranteed..........        7,006        8,411      10,011       13,086        16,490
                                               -------      -------     -------      -------       -------

                                               202,643      225,824     218,620      212,787       220,798

Home equity loans........................       27,510       28,659      29,009       30,131        18,643

Other consumer loans.....................          793          814         553          659           700

Other commercial loans...................          276          328         404        2,228         4,133
                                               -------      -------     -------     --------      --------

                                               231,222      255,625     248,586      245,805       244,274

Less:

  Loans in process ......................        7,569        6,825       6,736        2,503         2,888

  Discount on loans receivable
    acquired through business combinations          --          207         521          871         1,263

  Deferred loan fees.....................          595          661         902        1,230         1,235

  Unearned (premium) discount on purchased
    loans and other loans................         (82)        (180)       (278)        (396)           188

  Allowance for loan losses..............        3,031        2,890       2,652        2,882         2,081
                                               -------      -------     -------      -------       -------

                                              $220,109     $245,222    $238,053     $238,715      $236,619
                                               =======      =======     =======      =======       =======


        Investments. The adoption of the policy to sell certain mortgage loans being originated has made investing a more significant aspect of the corporation's business. MBS and other types of securities have become the Corporation's primary focus of investment. MBS are participants in organized pools of residential mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries to investors. Other asset-backed securities which the Corporation purchases are collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs). CMOs and REMICs are debt obligations collateralized by pools of mortgages; the underlying cash flow of the collateral is used to fund the debt service on the bonds. CMOs and REMICs are priced based on their own maturity and rate of return rather than that of the underlying mortgages.

        A summary of the Corporation's investment portfolio at March 31, 1996, 1995, and 1994 is presented in the accompanying notes to consolidated financial statements.

        Deposits. Deposits are the principal source of the Corporation's funds for lending and investment purposes. The following paragraphs provide a brief description of the types of accounts offered by the Corporation.

        Money Market Deposit Accounts ("MMDA"). The corporation's MMDA's do not have a maximum rate of interest unless an account balance drops below $5,000 for a tiered MMDA, $2,500 for a statement MMDA and $1,000 for a passbook MMDA. These accounts have no minimum, maturity or prepayment penalty and no restrictions on the size and frequency of withdrawals or additional deposits, except that MMDAs are limited to three checks per month payable to third parties. The Corporation regularly reviews the interest rate paid on the MMDAs and adjusts the rate to reflect cash flow projections and market conditions.

        Passbook and NOW Accounts. Savings may be invested in and withdrawn from regular passbook accounts without restriction. Interest on passbook savings is compounded monthly and credited monthly. The Corporation offers negotiable order of withdrawal ("NOW") accounts which are similar to interest-bearing checking accounts; interest is compounded monthly and credited monthly.

        IRA and Keogh Accounts. The Corporation offers two 18-month retirement accounts, one with a fixed rate and the other with a rate that adjusts periodically. Any of the other certificates offered by the Corporation which have a term of 6 months or more are also available for IRA and Keogh accounts.

        Fixed-Rate, Fixed-Term Certificates. Certificates have no interest rate ceiling. Certificates are the highest cost deposit product offered by the Corporation. Interest rates offered on certificates are regularly reviewed and adjusted to reflect cash flow projections and market conditions.

        A summary of deposits by type at March 31, 1996, 1995 and 1994 is presented in the accompanying notes to consolidated financial statements.

                                       OTHER ACTIVITIES

        The corporation, through Old Reliable, is involved in a real estate work-out project. The Corporation does not intend to pursue new real estate investments and is considering alternatives to reduce and ultimately eliminate its investment in this project. The decision to withdraw from real estate development was based on the severe depression of the market and the capital regulations imposed by the Office of Thrift Supervision ("OTS"), CJSB's primary regulator. Capital regulations provide, among other requirements, that equity investments, which include real estate investments, must be deducted from regulatory capital.

                                           EMPLOYEES

        As of March 31, 1996, the Corporation and CJSB employed 105 full-time and part-time persons. Management considers relations with its employees to be satisfactory.

                                          COMPETITION

        The banking business is highly competitive and the Corporation competes not only with New Jersey thrifts, but also with commercial banks, savings banks, money market funds, mortgage bankers, insurance companies, consumer finance companies, credit unions, and other lending and deposit-gathering institutions.

                                  SUPERVISION AND REGULATION

        General. The Corporation is unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and any non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of CJSB and not for stockholders of the Corporation.

        CJSB and its subsidiary, Old Reliable, are regulated and supervised by the New Jersey Department of Banking and the OTS. Deposits of CJSB are insured by the FDIC to the maximum extent provided by law through the SAIF and, as a result, CJSB and Old Reliable are subject to regulation and supervision by the FDIC.

        On December 19, 1991, the FDICIA was enacted into law. The purpose of the FDICIA is to provide funding to the federal deposit insurance funds insuring the deposits of both banks and savings associations. Among other things, the FDICIA (i) reduced the percentage of assets required to meet the qualified thrift lender test to 65% from the previous requirement of 70% and permitted savings associations to include certain assets in their calculation of qualified thrift investments not previously includable under existing law; (ii) requires federal regulators to seize a bank or savings association which does not maintain tangible equity (as defined in the adopting regulations) of at least 2% of total assets; (iii) increased the amount of consumer loans a savings association may invest in to 35% of total assets from the prior limitation of 30%; and (iv) requires all banks and savings associations to be subject to uniform accounting principles and annual audits of their financial statements.

        The FDICIA imposes a number of new mandatory supervisory measures on savings associations, such as CJSB. The FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant and establishing an independent audit committee comprised solely of outside directors. The FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. The FDICIA also required the FDIC to assess deposit insurance premiums based on risk. As discussed below, the FDIC has adopted a new risk-based deposit insurance premium.

        Deposit Insurance. Pursuant to FDICIA, on October 1, 1992, the FDIC adopted final regulations (i) establishing 15 year recapitalization schedules for the SAIF and the Bank Insurance Fund ("BIF"), (ii) implementing a transitional risk-based assessment system, and (iii) increasing the deposit insurance rate for certain members of SAIF and BIF. The purpose of these regulations is to restore the reserve ratios for BIF and SAIF to the statutorily mandated reserve ratio of 1.25% of insured deposits for both funds.

        Under the risk-based assessment system, each BIF and SAIF member institution will be assigned to one of nine assessment risk classifications based on its capital ratios and supervisory evaluations. Initially, the lowest risk institutions will pay deposit insurance at a rate of .23% of domestic deposits while the highest risk institutions will be assessed at the rate of
 .31% of domestic deposits. Each institution's classification under the system is reexamined semiannually. In addition, the FDIC is unauthorized to increase or decrease such rates on a semiannual basis. The risk-based system and the applicable insurance rates are effective for the semiannual assessment period beginning January 1, 1993. Under the transitional risk-based assessment schedule adopted by the FDIC, CJSB's deposit insurance premium is $.23 per $100 of total domestic deposits.

        In January 1995, the FDIC proposed to lower the insurance premium for members of the BIF to a range between .04 percent and .31 percent of deposits. Any reduction in insurance premiums for BIF members could place the SAIF members at a materially competitive disadvantage to BIF members and, for the reasons set forth below, could have a materially adverse effect on the results of operations and financial condition of CJSB in future periods.

        A disparity in insurance premiums between those required for CJSB and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for CJSB, and put competitive pressure on CJSB to raise its interest rates paid on deposits, thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in CJSB losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although CJSB has other sources of funds, these other sources may have higher costs than those of deposits.

        Among other ideas under consideration for addressing this disparity is a possible one-time assessment on thrift institutions sufficient to recapitalize the SAIF to a level which would at least approach that of the BIF. While there can be no assurance that this or any other idea for addressing the premium disparity will be effected, an assessment of this kind could have an adverse impact on CJSB's results of operations.

        Regulatory Capital. The OTS has established a core capital ratio of at least 3 percent for those savings associations in the strongest financial and managerial condition based on the "CAMEL" rating system currently in use by the OTS. Those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, are required to maintain a ratio of core capital to adjusted total assets of 3 percent. All other savings associations are required to maintain minimum core capital of at least 4 percent of total adjusted assets, with a maximum core capital ratio requirement of 5 percent. At March 31, 1996, CJSB's ratio of core capital to total adjusted assets was 9.56 percent. CJSB is currently prohibited by the OTS from disclosing its CAMEL rating.

        Lending and Other Limitations. Among other regulations imposed and enforced by CJSB's regulators are limitations on loans to one borrower, restrictions on equity investments, including real estate investments, and a general prohibition from entering into any agreement, including loans, which would jeopardize the safety or soundness of the institution. Actions that could be taken for violations include cease and desist orders, including orders for the rescission of contracts, and civil money penalties. CJSB is also subject to other laws and regulations relating to, among other things, investments, loans, establishment of branches and other aspects of its operations.

        The appropriate federal regulatory authorities also have authority to prohibit a savings association or holding company from engaging in any activity or transaction deemed by the federal regulatory authority to be an unsafe or unsound practice. The payment of dividends could, depending upon the financial condition of the savings association or holding company, be such an unsafe or unsound practice.

        Branching. On April 2, 1992, the OTS amended its rules on branching by federally chartered savings associations to permit nationwide branching to the extent allowed by federal statute. This action, which became effective May 2, 1992, permits federal associations with interstate networks to diversify their loan portfolios and lines of business. These rules preempt any state law purporting to regulate branching by federal savings associations. CJSB, as a savings association chartered under New Jersey law, is prohibited by New Jersey law from interstate branching.

        The foregoing references to certain statutes and regulations are brief summaries thereof. The references are not intended to be complete, and are qualified in their entirety by reference to the statutes and regulations. In addition, there are other statutes and regulations that apply to and regulate the operation of banking institutions. A change in applicable law or regulation may have a material effect on the business of the Corporation.

        There are numerous legislative and regulatory proposals being considered at both the federal and state levels which would impact among other areas, deposit insurance, the structure of bank regulation, and foreign and interstate banking. It is premature to assess the impact these proposals could have on the operations and financial condition of the Corporation; however, if certain proposals become law, competition in the banking industry within the State of New Jersey could be significantly increased.

        The Corporation's common stock is registered under the Securities Exchange Act of 1934. As a result, the Corporation and its common stock are subject to the Securities and Exchange Commission's rules regarding, among other things, the filing of public reports, the solicitation of proxies and the disclosure of beneficial ownership of certain securities.

ITEM 2.  PROPERTIES

        The Corporation's headquarters is located at 591 Cranbury Road, East Brunswick, New Jersey; the main office of CJSB is also maintained at this location. In addition to the main office, the Corporation operates five full-service branch offices in the following locations:

                             Branch Office Location
                             ----------------------

                             25 E. Railroad Avenue
                             Jamesburg, New Jersey

                             75 and 79 Main Street
                             South River, New Jersey

                             911 Livingston Avenue
                             North Brunswick, New Jersey

                             455 Old Bridge Turnpike
                             East Brunswick, New Jersey

                             296 Summerhill Road
                             Spotswood, New Jersey

All of the above locations are owned and not subject to any mortgages.

        Property was purchased adjacent to the North Brunswick branch for the purpose of replacing the present facility with a new and larger facility. The decision to proceed with the project has been suspended for the present time, as a result of the merger announcement with Summit.

ITEM 3.  LEGAL PROCEEDINGS

        The Corporation is involved in various legal proceedings which arise out of the general operations of its business. The lawsuits primarily involve claims to enforce liens on real and personal property, condemnation proceedings on real property and other matters incidental to the Corporation's business. The Corporation does not believe that the resolution of these lawsuits would have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

        The Corporation's common stock is listed on the Nasdaq National Market System under the ticker symbol CJFC. The following table sets forth, for the periods indicated, the highest and lowest prices for actual transactions in the Corporation's common stock as reported by the Nasdaq National Market System. Cash dividends declared on the Corporation's common stock are also presented.

                                                                               Dividends Declared
                                                                                   Per Share
                                          High                 Low               Common Stock
                                       ----------            --------          ------------------
Fiscal 1996
   First quarter................          $21                  $17                     $.10

   Second quarter...............           25                   19 3/4                  .12

   Third quarter................           25 1/2               21                      .12

   Fourth quarter...............           30 3/4               23 3/4                  .12



Fiscal 1995

   First quarter................           18 5/8               14 9/16                 .09

   Second quarter...............           22                   17 1/2                  .10

   Third quarter................           21 1/2               15 1/2                  .10

   Fourth quarter...............           18 1/2               15 1/2                  .10



        The number of common shareholders of record at March 31, 1996 was approximately 1,676.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 As of or for the Year Ended March 31,
                                                 --------------------------------------------------------------------
                                                    1996           1995            1994           1993         1992
                                                    ----           ----            ----           ----         ----
                                                           (Dollars in Thousands, except per share amounts)

For The Year
  Total interest income.......................   $32,851           $28,255      $27,885         $29,174       $30,727
  Total interest expense......................    17,481            13,895       13,037          14,836        19,913
                                                  ------            ------       ------          ------        ------
  Net interest income.........................    15,370            14,360       14,848          14,338        10,814
  Provision for loan losses...................       250               200          300             807           835
  Non-interest income (loss)..................     1,530             1,094        1,858           1,018         (461)
  Non-interest expenses.......................     8,532             8,500        8,923           8,345         6,604
  Income tax expense .........................     2,914             2,489        2,833           2,446         1,089
                                                                                                                -----
  Net income .................................    $5,204            $4,265       $4,650(2)       $3,758        $1,825
                                                   =====             =====        =====           =====         =====

Per Common Share

  Earnings - assuming no dilution.............    $ 2.15            $ 2.12     $  2.34(2)       $  1.95        $ 0.95
  Earnings - assuming full dilution...........      1.96              1.75        1.89(2)            --            --
  Tangible book value.........................     19.42             19.40        17.60           14.40         12.55
  Stated book value...........................     20.84             21.52        19.94           17.09         15.39
  Cash dividends..............................      0.46              0.39         0.31            0.24          0.22

Total As of Year End

 Assets.......................................  $468,272         $ 439,884     $408,009        $392,384      $369,725
 Loans receivable, net........................   220,109           245,222      238,053         238,715       236,619
 Mortgage-backed securities...................   191,531           144,926      114,753         103,989        57,403
 Investment securities........................    26,768            20,560       20,743          16,598        20,337
 Cash and interest bearing deposits...........     8,805             7,694        8,205           5,943        24,224
 Excess of cost over fair value of net assets
   acquired...................................     3,791             4,155        4,518           5,178         5,465
 Deposits.....................................   386,569           361,213      352,829         348,198       328,975
 Borrowed funds...............................    22,500            32,105       11,770           5,400         5,400
 Stockholders' equity.........................    55,612            42,261       38,509          32,918        29,647

Selected Ratios

  Return on average assets....................     1.13%             0.99%         1.15%(2)        0.99%         0.51%
  Return on average equity....................     10.41             10.61        12.84 (2)       12.06          6.30
  Net interest margin.........................      3.53              3.55         3.93            4.07          3.25
  Average equity/average assets...............     10.87              9.36         8.95            8.21          8.04
  Average tangible equity/average assets......     10.01              8.35         7.73            6.80          6.48
  Dividend payout ratio.......................     21.40             18.40        13.25 (2)       12.31         23.16
  Allowance for loan losses/non- performing loans  38.95             53.11        30.18           29.55         17.98
  Allowance for loan losses/gross loans.......      1.36              1.16         1.10            1.19          0.87
  Non-performing assets/total assets(1).......      1.81              1.70         3.09            4.34          5.68
  Non-performing loans/gross loans............      3.49              2.19         3.65            4.04          4.85


- --------------------------
(1) Non-performing assets include: non-accrual loans before deduction for specific and general allowances; investments in real estate, including investments in non-consolidated entities, net of specific allowances but before deduction of general allowances; and other real estate owned net of all allowances related to those assets.

(2) Net income based statistics for the year ended March 31, 1994, excludes the cumulative effect of a change in accounting principle, SFAS No. 109 "Accounting for Income Taxes." The cumulative effect amounted to income of $1,500,000, $0.75 per share assuming no dilution and $0.55 per share assuming full dilution.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Overview

        Net income for the year ended March 31, 1996 amounted to $5,204,000 compared with $4,265,000 in 1995, an increase of $939,000. The increase in net income was primarily the result of the increase in net interest income $1,010,000 and the increase in non-interest income $436,000. Net interest income increased from $14,360,000 in 1995 to $15,370,000 in 1996 and non-interest income increased from $1,094,000 in 1995 to $1,530,000 in 1996. The increases in income were partially offset by an increase in income tax expense of $425,000 from $2,489,000 in 1995 to $2,914,000 in 1996.

        Net income for 1994 included $1,500,000 of income resulting from the cumulative effect of a change in accounting principle, SFAS No. 109 "Accounting for Income Taxes." Excluding the cumulative effect of the change in accounting principle, net income decreased $385,000 between 1995 and 1994, from $4,650,000 to $4,265,000, respectively. The decrease was generally attributable to the decrease in net interest income $488,000, from $14,848,000 in 1994 to $14,360,000 in 1995 and the decrease in non-interest income $764,000 from $1,858,000 in 1994 to $1,094,000 in 1995. The decreases in income were partially offset by decreases in non-interest expenses $423,000, from $8,923,000 in 1994 to $8,500,000 in 1995 and the decrease in income tax expense $344,000, from $2,833,000 in 1994 to $2,489,000 in 1995.

        The Corporation, on May 22, 1996, entered into a definitive merger agreement (the "Agreement") with Summit Bancorp. The terms of the Agreement, more fully discussed in the accompanying notes to consolidated financial statements, provide for Summit Bancorp to acquire the Corporation in a tax-free exchange of stock. Summit Bancorp was given an option to purchase up to 19.9 percent of the Corporation's common stock if certain conditions occur. The transaction is expected to be completed in the fourth quarter of calendar 1996, subject to the approval of the Corporation's shareholders, regulatory approvals and the market price of Summit Bancorp.

Net Interest Income

        Net interest income is the most significant component of the Corporation's income from operations. Net interest income is the difference between interest received on interest-earning assets, primarily loans, mortgage-backed securities ("MBS") and investments, and the interest expense paid on interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

        The following table presents a summary of average balances with corresponding interest income and expense and average yield and cost information for each of the years ended March 31, 1996, 1995 and 1994.

                                                               Average Balances, Interest and Yields
                            -----------------------------------------------------------------------------------------------------
                                           1996                               1995                                1994
                            ----------------------------------- --------------------------------   ----------------------------

                                          Interest     Average              Interest    Average                 Interest     Average
                              Average      Earned      Yield/     Average    Earned     Yield/       Average     Earned      Yield/
                            Balance(4)     or Paid      Cost    Balance(4)   or Paid     Cost      Balance(4)    or Paid      Cost
                            ----------     -------      ----    ----------   -------     ----      ----------    -------      ----
                                                                   (Dollars in Thousands)

Assets

Loans receivable(1).........   $237,614     $19,345   8.14%(2)   $251,553     $19,263   7.66%(2)    $243,156     $20,296    8.35%(2)

Mortgage-backed securities..    171,411      11,581   6.76 (2)    129,689       7,415   5.72 (2)     110,044       6,193    5.63 (2)

Investment securities:
  available for sale........      8,150         577   7.08 (2)      6,389         448   7.02 (2)          --          --

Investment securities:
  portfolio.................     17,273       1,266   7.33 (2)     14,664       1,056   7.20 (2)      20,812       1,275    6.13 (2)

Deposits in other banks.....      1,410          82   5.77 (2)      2,133          73   3.43 (2)       3,687         121    3.30 (2)
                                -------       -----               -------       -----                -------      ------

Total interest-earning
  assets....................   435,858      32,851    7.54 (2)    404,428      28,255   6.99 (2)     377,699      27,885    7.38 (2)
                                             ------                            ------                             ------

Other assets................     24,011                            25,019                             26,911
                                -------                           -------                            -------

Total assets................   $459,869                          $429,447                           $404,610
                                =======                           =======                            =======


Liabilities and
  Stockholders' Equity

Deposits:

  Savings certificates......   $217,858      12,166   5.58 (2)   $183,112       7,911   4.32 (2)    $182,266       7,690    4.22 (2)

  Money market accounts.....     51,679       1,477   2.86 (2)     63,409       1,771   2.79 (2)      64,983       1,748    2.69 (2)

  Passbook accounts.........     67,854       1,813   2.67 (2)     71,216       1,941   2.73 (2)      66,739       1,797    2.69 (2)

  Individual NOW accounts...     38,154         670   1.76 (2)     34,513         640   1.85 (2)      32,072         598    1.86 (2)

  Business NOW accounts.....      3,543          --   0.00 (2)      3,115          --   0.00 (2)       2,805          --    0.00 (2)
                                -------      ------               -------       -----                -------       -----

                                379,088      16,126   4.25 (2)    355,365      12,263   3.45 (2)     348,865      11,833    3.39 (2)

Long-term debt..............      3,842         198   5.14 (2)      9,822         757   7.71 (2)      12,308       1,135    9.22 (2)

Other borrowed funds........     19,577       1,157   5.91 (2)     16,830         875   5.20 (2)       2,118          69    3.26 (2)
                                -------      ------               -------      ------                -------       -----

Total interest-bearing
  liabilities...............    402,507      17,481   4.34 (2)    382,017      13,895   3.64 (2)     363,291      13,037    3.59 (2)

Other liabilities...........      7,354                             7,237                              5,091
                                -------                           -------                            -------

Total liabilities...........    409,861                           389,254                            368,382

Stockholders' equity........     50,008                            40,193                             36,228
                                -------                           -------                            -------

Total liabilities and
  stockholders' equity......   $459,869                          $429,447                           $404,610
                                =======                           =======                            =======

Net interest income/Net                      ------                            ------                              ------
  interest spread...........                $15,370   3.20                    $14,360   3.35                      $14,848   3.79
                                             ======                            ======                              ======

Net interest margin.........                          3.53 (3)                          3.55 (3)                            3.93 (3)


- --------------------

(1)  Non-accrual loan balances are included in the calculations.
(2) Calculated by dividing income/expense for the year by the respective average category of asset/liability.
(3) Calculated by dividing net interest income for the year by average interest-earning assets.
(4) Average balances are computed on a quarterly basis, except Other Borrowed Funds which is calculated on a daily basis.

        The following table presents an analysis of changes in interest income and expense for the year ended March 31, 1996 compared with 1995 and for the year ended March 31, 1995 compared with 1994, identifying the portion of the change attributable to rate, volume and a combination of rate/volume.

                               Year Ended March 31, 1996 vs 1995                     Year Ended March 31, 1995 vs 1994
                          --------------------------------------              ----------------------------------------

 Interest-Earning Asset/        (1)        (2)      (3)Rate/               (1)        (2)      (3)Rate/
Interest-Bearing Liability     Rate      Volume      Volume     Total     Rate       Volume     Volume        Total
- --------------------------     ----     -------     -------    -------   -------     ------     -------       -----

                                                                (Dollars in thousands)

Loans receivable .........   $ 1,217    $(1,067)   $   (68)   $    82    $(1,676)   $   701    $   (58)   $(1,033)

Mortgage-backed securities     1,347      2,385        434      4,166         99      1,105         18      1,222

Investment securities:
 available for sale ......         4        124          1        129       --          448       --          448

Investment securities:
  portfolio ..............        19        188          3        210        227       (379)       (67)      (219)

Deposits in other banks ..        50        (24)       (17)         9          5        (51)        (2)       (48)
                             -------    -------    -------    -------    -------    -------    -------    -------

        Total earned .....     2,637      1,606        353      4,596     (1,345)     1,824       (109)       370
                             -------    -------    -------    -------    -------    -------    -------    -------

Deposits:  savings .......     2,933        719        181      3,833        251        134          3        388

Deposits:  other .........       (35)        69         (4)        30         (4)        47         (1)        42

Long-term debt ...........      (252)      (461)       154       (559)      (186)      (229)        37       (378)

Other borrowed funds .....       120        143         19        282         41        482        283        806
                             -------    -------    -------    -------    -------    -------    -------    -------

        Total paid .......     2,766        470        350      3,586        102        434        322        858
                             -------    -------    -------    -------    -------    -------    -------    -------

Net interest earned ......   $  (129)   $ 1,136    $     3    $ 1,010    $(1,447)   $ 1,390    $  (431)   $  (488)
                             =======    =======    =======    =======    =======    =======    =======    =======


- ------------------------
(1)  Changes in rate (change in rate multiplied by old average volume)
(2)  Changes in volume (changes in average volume multiplied by old rate)
(3) Changes in rate-volume (changes in rate multiplied by the changes in average volume)

Year ended - March 31, 1996 compared with 1995

    Net interest income increased $1,010,000 for the year ended March 31, 1996 compared with 1995, from $14,360,000 in 1995 to $15,370,000 in 1996. Interest income  increased  $4,596,000,  from $28,255,000 in 1995 to $32,851,000 in 1996, which was partially offset by the increase in interest expense of $3,586,000, from $13,895,000 in 1995 to $17,481,000 in 1996. Net interest spread, the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased 15 basis points, from 3.35 percent in 1995 to 3.20 percent in 1996. The decreased spread was the result of the higher cost of funds from 3.64 percent in 1995 to 4.34 percent in 1996, an increase of 70 basis points. The increased cost of funds was partially offset by the increase in the yield on interest-bearing assets 55 basis points from 6.99 percent in 1995 to 7.54 percent in 1996.

    Interest on loans receivable increased from $19,263,000 for the year ended March 31, 1995 to $19,345,000 in 1996, an increase of $82,000. The increase was the result of an increase in the average rate earned on the loan portfolio, partially offset by a decrease in the average balance of loans receivable. The average rate earned on loans increased 48 basis points, from 7.66 percent in 1995 to 8.14 percent in 1996. The average balance of loans receivable decreased $13,939,000 for the year ended March 31,

1996 compared with 1995,  from  $251,553,000  in 1995 to  $237,614,000  in 1996.
During 1996, the Corporation sold most of the first mortgage loans which it originated, both the fixed-rate and adjustable-rate loan products. The fixed-rate mortgages were sold to facilitate the management of interest-rate risk, while the adjustable-rate mortgages were sold because of the low yields during the first few years of the loans' life.

    Interest on MBS increased from $7,415,000 for the year ended March 31, 1995 to $11,581,000 in 1996, an increase of $4,166,000. The increase was the result of the increase in the average balance of MBS and the increase in the average rate earned on MBS. The average balance of MBS increased from $129,689,000 in 1995 to $171,411,000 in 1996, an increase of $41,722,000. Since most loans originated during 1996 were sold as noted above, available funds were used to purchase MBS. The average rate earned on MBS also increased, from 5.72 percent in 1995 to 6.76 percent in 1996, an increase of 104 basis points.

    Interest on investment securities, both available for sale and portfolio, increased $339,000, from $1,504,000 in 1995 to $1,843,000 in 1996. The increase in interest income from investments was generally the result of the increase in the average balance of investments. The average balance of investments in 1995 was $21,053,000 compared with $25,423,000 in 1996, an increase of $4,370,000.

    Interest on deposits increased $3,863,000 for the year ended March 31, 1996 compared with 1995 from $12,263,000 in 1995 to $16,126,000 in 1996. The increase in the cost of deposits was primarily related to the increased cost of savings certificates. Savings certificates are by far the largest component of deposits and the most costly component. Certificates have historically provided the prime source of deposit growth for the Corporation and any future growth will likely come from this area. Interest on savings certificates increased $4,255,000, from $7,911,000 in 1995 to $12,166,000 in 1996. The average balance of certificates increased $34,746,000, from $183,112,000 in 1995 to $217,858,000 in 1996. The average interest rate on certificates of deposit increased from 4.32 percent in 1995 to 5.58 percent in 1996, an increase of 126 basis points.

    The increase in the average balance of savings certificates was generally attributable to special promotional programs associated with the opening of the new branch facility on April 1, 1995. The new branch replaced an older facility. This level of certificate growth is not expected to continue into future periods.

    Interest on long-term debt decreased $559,000 from $757,000 for the year ended March 31, 1995 to $198,000 in 1996. The decrease is attributable to the conversion of all of the Convertible Subordinated Debentures (the "Debentures"), in September 1995, into common stock of the Corporation. The conversion of the Debentures is discussed more fully in the accompanying notes to consolidated financial statements.

    The interest on other borrowed funds increased $282,000 from $875,000 in 1995 to $1,157,000 in 1996. The Corporation draws from its lines of credit with the Federal Home Loan Bank to supplement deposit growth and will likely continue this policy for the foreseeable future. The average balance of other borrowed funds was $19,577,000 in 1996 an increase of $2,747,000 from 1995's average balance of $16,830,000.

Year ended - March 31, 1995 compared with 1994

    Net interest income decreased $488,000 for the year ended March 31, 1995 compared with 1994, from $14,848,000 in 1994 to $14,360,000 in 1995. The decrease was the result of the increase in interest expense partially offset by an increase in interest income.

    Interest on loans receivable decreased from $20,296,000 for the year ended March 31, 1994 to $19,263,000 in 1995, a decrease of $1,033,000. The decrease was the result of a decrease in the average rate earned on the loan portfolio, partially offset by an increase in the average balance of loans receivable. The average rate earned on loans decreased 69 basis points, from 8.35 percent in 1994 to 7.66 percent in 1995. The average balance of loans receivable increased $8,397,000 for the year ended March 31, 1995 compared with 1994, from $243,156,000 in 1994 to $251,553,000 in 1995.

    Interest on MBS increased from $6,193,000 for the year ended March 31, 1994 to $7,415,000 in 1995, an increase of $1,222,000. MBS continue to be the Corporation's primary focus of investment. The increase was basically the result of the increase in the average balance of MBS and a slight increase in the average rate earned on MBS. The average balance of MBS increased from $110,044,000 in 1994 to $129,689,000 in 1995, an increase of $19,645,000. The average rate earned on MBS also increased, from 5.63 percent in 1994 to 5.72 percent in 1995, an increase of 9 basis points.

    Interest on investments increased $229,000 for the year ended March 31, 1995 compared with 1994, from $1,275,000 in 1994 to $1,504,000 in 1995. The increase was primarily the result of the increase in the average rate earned on investments. The average rate earned on investments increased from 6.13 percent in 1994 to 7.14 percent in 1995.

    Income from interest-bearing deposits in other banks decreased from $121,000 for the year ended March 31, 1994 to $73,000 in 1995, a decrease of $48,000. Funds are being directed to more profitable investments.

    Interest on deposits increased $430,000 for the year ended March 31, 1995 compared with 1994, from $11,833,000 in 1994 to $12,263,000 in 1995. The cause for the increase was equally distributed between increased volume and increased rate. The average balance of deposits increased from $348,865,000 for the year ended March 31, 1994 to $355,365,000 in 1995, an increase of $6,500,000. The average cost of deposits increased from 3.39 percent for the year ended March 31, 1994 to 3.45 percent in 1995, an increase of 6 basis points.

    Interest on long-term debt decreased $378,000, from $1,135,000 for the year ended March 31, 1994 to $757,000 in 1995. The decrease was generally the result of paying-off a $5.4 million loan bearing interest at 7.90 percent.

    Interest on other borrowed funds increased $806,000 from $69,000 in 1994 to $875,000 in 1995. The Corporation drew more extensively on its line of credit with the Federal Home Loan Bank.

Additional borrowings were used to supplement deposit growth.

Provision for Possible Loan Losses

    Risk Elements of Loans. The Corporation's loan portfolio is mainly comprised of loans extended in the State of New Jersey to individuals for the purpose of financing homeownership and to real estate contractors and developers. Based upon the concentration of lending in these areas, the Corporation's loan portfolio is subject to certain inherent risks. The key risk elements which must be regularly monitored are the level of unemployment, general market value of real estate, level of home sales and resales and the general economic conditions in the state of New Jersey.

    Allowance for Loan Losses. The allowance for loan losses is generally established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. In determining the provision for loan losses, management regularly evaluates the risk of prospective losses in the loan portfolio and the possible amount of such losses taking into consideration the collateral value of property underlying the mortgage loans, the history of net loan write-offs, the credit condition of the borrower, business and economic conditions and trends and the degree of risk inherent in the composition of the loan portfolio. Evaluating the underlying value of properties collateralizing the loans is one of the most important factors to be considered in determining the level of loan loss provision required, especially in connection with non-accrual loans. Appraisals provide the primary source of information for determining the value of properties on non-accrual mortgage loans. Appraisals on non-accrual loans in excess of $500,000 are generally updated every 24 months, unless circumstances indicate the need for more timely updates. As a result, loans placed in non-accrual status do not necessarily require significant valuation allowances because the underlying value of the property is adequate to support the carrying value of the loan. The Corporation provides general valuation allowances on non-accrual loans even when the mortgage value of the property is adequate to satisfy the carrying value of the loan. Recognition of interest on the accrual method is generally discontinued when interest or principal payments are 90 days or more in arrears, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. The Corporation's non-accrual loans at March 31, 1996, 1995, 1994, 1993 and 1992 amounted to $7,782,000, $5,442,000, $8,787,000, $9,752,000, and $11,576,000, respectively. There were no loans more than 90 days delinquent at these dates that were still accruing interest. In addition to the loans delinquent 90 days or more, loans amounting to $365,000 have been classified at March 31, 1996, indicating concern that the loans will not be paid in accordance with their terms. Based on current information, management believes that it is not appropriate to place these loans on nonaccrual status at this time.

    A general valuation allowance is provided on the overall loan portfolio, including loans in current status. The general valuation allowance is determined based upon a detailed history of loan write-offs by type of loan. This historical analysis provides the basis for determining the value of the factor to be applied to the carrying value of the loans to calculate the valuation allowance to be provided. Besides the historical information, other factors such as the following are considered in determining the value of the factor to be used: type of loan, payment status of the loan, current economic factors, including real estate market and level of unemployment, and input from bank examiners regarding experience of peer groups.

    The Corporation, in determining the amount of the allowance for loan losses, uses various estimates which are particularly susceptible to changes in economic, operating or other conditions that may be beyond its control. Accordingly, there can be no assurance when evaluating the loan portfolio in the future, the Corporation will not increase the allowance for loan losses. In addition, state and federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and valuation of real estate owned. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

    An analysis of activity in the allowance for loan losses for each of the 5 years ended March 31, 1996 is presented in the table below.

                                                          For the Year Ended March 31,
                                         ---------------------------------------------------------
                                           1996        1995       1994          1993        1992
                                           ----        ----       ----          ----        ----
                                                          (Dollars in thousands)

Balance, beginning of year ............   $ 2,890     $ 2,652     $ 2,882     $ 2,081     $ 2,554
                                          -------     -------     -------     -------     -------
Provisions charged to operations ......       250         200         300         807         835
                                          -------     -------     -------     -------     -------
Recovery on loans .....................        48          81          76          40         122
Loans written-off .....................      (177)       (291)       (133)       (472)     (1,200)
                                          -------     -------     -------     -------     -------
    Net write-offs ....................      (129)       (210)        (57)       (432)     (1,078)
Amounts transferred among loan and real
estate allowance accounts .............        20         248        (473)        426        (230)
                                          -------     -------     -------     -------     -------
Balance, end of year ..................   $ 3,031     $ 2,890     $ 2,652     $ 2,882     $ 2,081
                                          =======     =======     =======     =======     =======
Ratio of net write-offs during the
  year to average loans
  outstanding during the year .........      0.05%       0.09%       0.02%       0.19%       0.43%
                                          =======     =======     =======     =======     =======


    Loan write-offs for the years ended March 31, 1996, 1995 and 1994 were not significant. Loans amounting to $472,000 were charged-off to the allowance for loan losses during the year ended March 31, 1993, of which $118,000 related to a single loan. During the year ended March 31, 1992, the Corporation charged-off $1,200,000 to the allowance for loan losses. The charge-offs were generally related to loans extended to two borrowers, which were determined to meet the criteria for treatment as in substance foreclosure. A charge of $1,000,000 was made to the allowance for loan losses which had been specifically provided for these loans. The remaining fair value of the properties was recorded as real estate acquired in settlement of loans.

    The following table presents a summary of the allowance for loan losses by type of loan.

                                                                 March 31,
                                           ---------------------------------------------------------
                                           1996        1995       1994          1993           1992
                                           ----        ----       ----          ----           ----
                                                              (In thousands)

Balance at the end of the year applicable
to:
  Real estate loans:
    Mortgage........................      $2,750      $2,710      $2,354        $2,633        $1,706
    Construction....................         157         127         290           157            84
  Commercial loans .................         123          52           4            91           285
  Consumer loans....................           1           1           4             1             6
                                          ------      ------      ------        ------        ------
                                          $3,031      $2,890      $2,652        $2,882        $2,081
                                           =====       =====       =====         =====         =====


Non-Interest Income

        Non-interest income increased $436,000 from $1,094,000 in 1995 to $1,530,000 in 1996. The increase was basically the result of the increase in gains from the sales of loans $201,000 and a decrease in the loss from real estate operations, $195,000. Gains from the sales of loans increased from $207,000 in 1995 to $408,000 in 1996. The Corporation, as noted previously, sold most of the first mortgage loans which it originated in 1996. Losses from real estate operations decrease from $347,000 in 1995 to $152,000 in 1996. The Corporation has significantly reduced its exposure to real estate projects as noted below.

    Non-interest income decreased $764,000, from $1,858,000 in 1994 to $1,094,000 in 1995. The decrease was basically the result of the decrease in gains from the sale of loans $1,045,000, partially offset by a reduction in losses from real estate operations, $339,000. Gains from the sales of loans decreased from $1,252,000 in 1994 to $207,000 in 1995, while losses from real estate operations decreased from $686,000 in 1994 to $347,000 in 1995.

    In addition to the non-accrual loans previously discussed, the Corporation has other non-performing assets comprised of: investments in and loans to non-consolidated entities, real estate held for development and resale and real estate acquired in settlement of loans. The table below presents a summary of these other non-performing assets at March 31, 1996, 1995, 1994, 1993 and 1992. These assets are the subject of regular management evaluations to consider if additional allowances would be necessary to properly reflect the value of these assets. Regular evaluations address, among other considerations, current market conditions, carrying costs and holding period.

                                                                       March 31,
                                                    -----------------------------------------------------
                                                    1996       1995         1994        1993         1992
                                                    ----       ----         ----        ----         ----
                                                                  (In Thousands)

Real estate held for development and
  resale..............................              $684      $1,334       $2,729      $2,908       $3,000
Real estate acquired in settlement of
  loans...............................                27         720        1,055       3,630        3,373
Investments and loans to non-
  consolidated entities...............                --          --           50         754        3,009
                                                    ----      ------       ------      ------       ------
Total.................................              $711      $2,054       $3,834      $7,292       $9,382
                                                    ====      ======       ======      ======       ======



    The Corporation has significantly reduced its real estate operations in order to focus on its core business. During fiscal 1995, the Corporation concluded its last real estate joint venture. In 1994, the Corporation accepted a deed in lieu of foreclosure in connection with a joint venture. During fiscal 1993, a loan extended to one of the joint ventures was eliminated; the Corporation charged-off its portion of the loan balance $2,130,000 against real estate valuation allowances previously provided and the joint venture partner provided the necessary resources to pay off its portion of the loan balance. Real Estate Held for Development and Resale is made up of a wholly owned land development project located in New Jersey.

Non-Interest Expense

    Non-interest   expenses  increased  $32,000,  from  $8,500,000  in  1995  to
$8,532,000 in 1996.

    Non-interest expenses decreased $422,000, from $8,922,000 in 1994 to $8,500,000 in 1995. The decrease was primarily attributable to reductions in salary expense, $152,000, and other expenses, $300,000, caused by the significant decrease in the origination and sale of loans. Salaries decreased from $3,829,000 in 1994 to $3,677,000 in 1995 and other expenses decreased from $1,573,000 in 1995 to $1,273,000.

Interest Rate Sensitivity

    The Corporation monitors interest rate sensitivity. Management seeks to maximize returns, while maintaining an appropriate relationship of interest rate sensitivity among its interest sensitive assets and liabilities. The adoption of the Corporation's policy to sell certain loans being originated was made in order to better manage interest rate risk. The sale of certain fixed-rate mortgage loans being originated allows cash, which would have been used to fund long-term fixed-rate mortgage loans, to be alternatively invested in mortgage-backed securities with substantially shorter maturities. In addition, revenues are generated from the sales and servicing of the loans.

    The table below referred to as a "gap" analysis, is a presentation of the Corporation's interest rate sensitivity at March 31, 1996. A "positive" gap results when the amount of interest rate sensitive assets exceeds that of interest rate sensitive liabilities. A "negative" gap results when the amount of interest rate sensitive liabilities exceeds that of interest rate sensitive assets. The Corporation had a negative one year gap of $101,399,000 or 21.65 percent of total assets at March 31, 1996. It should be noted that the Corporation does not utilize assumptions with respect to loan prepayments or deposit decay rates for purposes of calculating its gap ratio. To the extent that the Corporation remains vulnerable to future increases in interest rates, the Corporation's results of operations would be adversely affected in a rising interest rate environment.




                                          Interest Rate Sensitivity Table
                                                  March 31, 1996

                                         Greater   Greater     Greater     Greater      Greater     Greater
                                          Than       Than       Than        Than         Than        Than        Greater
                            Less Than     3 Mos      6 Mos      1 Yr        3 Yr       5 Years      10 Yrs        Than
                              3 Mos      to 6 Mos  to 1 Yr     to 3 Yr     to 5 Yr     to 10 Yrs   to 20 Yrs      20 Yrs     Total
                              -----      --------  -------     -------     -------     ---------   ---------      ------     -----
                                                                         (In Thousands)

First mortgage loans:

 Residential:
  Fixed-rate ...............$      12  $      12   $      18   $     564   $   1,162  $  45,467    $  13,448   $  14,556  $  75,239

  Adjustable-rate ..........   15,272     16,464      24,571      17,446         300     14,587         --          --       88,640

 Non-residential:

  Fixed-rate ...............       72        256          37          53          48        136           16       4,330      4,948

  Adjustable-rate ..........    3,192      5,223       9,434       4,183         639         50         --          --       22,721

Home equity loans ..........   15,484         39         506         601       1,503      3,799        5,578        --       27,510

Non-mortgage loans:

  Consumer loans ...........      291        110          96         277          19       --           --          --          793

  Commercial loans .........      199       --          --          --          --         --             59        --          258
                            ---------  ---------   ---------   ---------   ---------  ---------    ---------   ---------  ---------

                               34,522     22,104      34,662      23,124       3,671     64,039       19,101      18,886    220,109

Investment securities,
 including interest-bearing
 deposits in other banks
 and FHLB stock ............    4,984       --         4,552       2,005      10,229      4,998         --         3,561     30,329

Mortgage-backed securities:

  Fixed-rate ...............      228      1,480        --         2,792       6,926     25,546         --          --       36,972

  Adjustable-rate ..........   84,276     20,616      49,667        --          --         --           --          --      154,559

Cash and other assets ......   12,543       --          --          --           534       --           --        13,226     26,303
                            ---------  ---------   ---------   ---------   ---------  ---------    ---------   ---------  ---------

                            $ 136,553  $  44,200   $  88,881   $  27,921   $  21,360  $  94,583    $  19,101   $  35,673  $ 468,272
                            =========  =========   =========   =========   =========  =========    =========   =========  =========

Deposits:

  Savings certificates .....$  35,267  $  67,051   $  77,773   $  27,767   $  13,613  $     247    $    --     $    --    $ 221,718

  Money market accounts ....   49,758       --          --          --          --         --           --          --       49,758

  Passbook accounts ........   69,627       --          --          --          --         --           --          --       69,627

  NOW accounts .............   45,466       --          --          --          --         --           --          --       45,466
                            ---------  ---------   ---------   ---------   ---------  ---------    ---------   ---------  ---------

                              200,118     67,051      77,773      27,767      13,613        247         --          --      386,569


Other borrowed funds .......   22,500       --          --          --          --         --           --          --       22,500

Other liabilities ..........    3,591       --          --          --          --         --           --          --        3,591

Stockholders' equity .......     --         --          --          --          --         --           --        55,612     55,612
                            ---------  ---------   ---------   ---------   ---------  ---------    ---------   ---------  ---------

                            $ 226,209  $  67,051   $  77,773   $  27,767   $  13,613  $     247    $    --     $  55,612  $ 468,272
                            =========  =========   =========   =========   =========  =========    =========   =========  =========
Interest rate
   sensitivity gap .........$ (89,656) $ (22,851)  $  11,108   $     154   $   7,747  $  94,336    $  19,101   $ (19,939)
                            =========  =========   =========   =========   =========  =========    =========   =========

Cumulative gap .............$ (89,656) $(112,507)  $(101,399)  $(101,245)  $ (93,498) $     838    $  19,939
                            =========  =========   =========   =========   =========  =========    =========
Cumulative interest
sensitivity gap as a
percentage of total assets..  (19.15%)   (24.03%)    (21.65%)    (21.62%)    (19.97%)     0.18%        4.26%
                            =========  =========   =========   =========   =========  =========    =========

The table above has been prepared using the following general assumptions:

(a) Loans, MBS, investments, savings certificates and borrowed funds are reflected based on contractual maturity dates or repricing dates, whichever is shorter.
(b) Cash and other assets reflected in the period less than one year include cash and interest receivable; amounts in the 3-5 year period represents investments in real estate which are projected to be disposed of within 5 years; the balance included in the 20 year period represents assets which are not interest-rate sensitive.
(c) Interest rates on money market accounts, passbook accounts and NOW accounts may be adjusted at management's discretion.
(d)  Other liabilities will generally be liquidated within one year.
(e)  Stockholders' equity is not considered interest-rate sensitive.

    The Corporation's loan and MBS portfolios have been and remain less sensitive to general interest rate changes than its deposit base; this is the result of having a substantial portion of these portfolios comprised of long-term, fixed-rate loans, while the deposit base is comprised of accounts with substantially shorter maturities adjusting more readily with current market conditions. At March 31, 1996, 1995, and 1994, fixed-rate loans and MBS represented 32.98 percent, 44.0 percent, and 44.1 percent, respectively, of the Corporation's combined total portfolio of loans and MBS; the remaining portfolios were primarily comprised of loans and MBS subject to adjustment every one or three years or with adjustments to the prime rate. The Corporation's portfolio of fixed-rate MBS has an overall average contractual maturity of less than ten years.

    The following table presents the contractual maturity of loans receivable at March 31, 1996. In addition, loans due after one year are identified as having predetermined or adjustable interests rates.

Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                                                 Loans Due After One Year
                                                                                 ------------------------
                                         Due After
                             Due In      One Year                                               Floating
                             1 Year       Through     Due After                 Predetermined   Interest
Loan Category                or Less    Five Years   Five Years      Total      Interest Rate     Rate
- -------------                -------    ----------   ----------      -----      -------------     ----
                                                           (In Thousands)

Real estate:
  Mortgage...............       $  952       $3,931     $211,927     $216,810         $91,261     $124,597
  Construction/land......        2,248           --           --        2,248              --           --
Commercial...............          199           --           59          258              59           --
Consumer.................          497          296           --          793             296           --
                                ------       ------   ----------    ---------         -------   ----------
                                $3,896       $4,227     $211,986     $220,109         $91,616     $124,597
                                 =====        =====      =======      =======          ======      =======


Certificates of deposit of $100,000 or more at March 31, 1996 mature as follows:

                                             Maturity
                                              Amount
                                              ------
                                          (In Thousands)

3 Months or less.............                 $ 1,366
4 Months to 6 months.........                   3,607
7 Months to 12 months........                   4,182
Over 12 months...............                   2,536
                                               ------
                                              $11,691
                                               ======

Liquidity

    The Corporation is restricted from receiving cash dividends from CJSB (its only material source of revenue). CJSB's ability to pay dividends or make other capital distributions to the Corporation is governed by OTS regulations. CJSB, a Tier 1 institution as defined by OTS regulations, is permitted under these regulations, after prior notice to (and no objection by) the OTS, to make capital distributions during a calendar year up to 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio," which is the percentage by which the ratio of its regulatory capital to assets exceeds the ratio of its fully phased-in capital requirement to assets at the beginning of the calendar year.

    The Corporation has lines of credit with the Federal Home Loan Bank of New York ("FHLB") aggregating $45.4 million. The credit lines are used for numerous purposes, including providing additional liquidity. The terms of the credit lines are more fully discussed in the accompanying notes to consolidated financial statements. The Corporation, as previously noted, drew more extensively on its credit lines in 1996 than in 1995 and will likely continue its current level of borrowings into the foreseeable future.

    The following table presents certain information regarding short-term borrowings as of and for the year ended March 31, 1996.

                                                          (Dollars in
                                                           Thousands)

Average balance outstanding.........................         $19,577
Average interest rate...............................            5.91%
Balance outstanding at March 31, 1996...............         $22,500
Average interest rate at March 31, 1996.............            5.54%
Maximum outstanding at any month-end
during the year ended March 31, 1996................         $25,000



    CJSB is required by current OTS regulations to maintain a liquidity ratio (minimum level of liquid assets to total assets) of 5 percent. Liquidity is a measure of ability to meet savings withdrawals and payment of short-term borrowings, and is comprised of cash and eligible investments. Principal sources of liquidity include deposits, loan principal repayments, proceeds from sales of loans, advances from the Federal Home Loan Bank, other borrowings and net interest income. CJSB has maintained a liquidity ratio in excess of this requirement and at March 31, 1996 the liquidity ratio was 6.77 percent versus
8.29 percent one year earlier. Liquidity reduces interest rate exposure during periods of increasing interest rates, but also provides a lower yield during periods of decreasing interest rates. The consolidated statements of cash flows outline the flow of funds during each of the years presented. The principal use of this liquidity has been to meet ongoing commitments for daily savings fluctuations, loan originations and purchases, including purchases of mortgage-backed securities and liquidity maintenance. The Corporation anticipates that it will have the appropriate resources to meet such commitments during the current fiscal year.

Capital

    In September 1995, all of the outstanding Convertible Subordinated Debentures were converted into 704,127 shares of the Corporation's common stock. The transaction is more fully described in the accompanying notes to consolidated financial statements.

    There are no regulatory capital requirements applicable to the Corporation. The OTS has established three separate capital requirements which apply to CJSB, each mandating a minimum capitalization level; the minimum requirements at March 31, 1996 were as follows: tangible capital 1.5 percent, core capital 3.0 percent and risk-based capital 8.0 percent.

    At March 31, 1996 and 1995, CJSB had the following regulatory capital ratios.

                                                        1996                         1995
                                             --------------------------   ---------------
                                                             (Dollars in Thousands)

  Tangible capital........................      $43,457         9.56%         $36,400        8.59%
  Core capital............................       43,457         9.56           36,400        8.59
  Risk-based capital......................       45,721        23.63           38,834       19.95


Impact of Inflation and Changing Prices

    The Corporation's assets and liabilities are virtually all monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the price of goods and services since such prices are affected by inflation.

Recent Accounting Pronouncements

    Reference should be made to notes to consolidated financial statements concerning new pronouncements and their impact on the Corporation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Central Jersey Financial Corporation

    We have audited the accompanying consolidated statements of financial condition of Central Jersey Financial Corporation and Subsidiary (CJFC) as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of CJFC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Jersey Financial Corporation and Subsidiary as of March 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the financial statements, CJFC changed its method of accounting for income taxes in the year ended March 31, 1994.


/s/Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

New York, New York
May 23, 1996

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                    March 31,
                                                                        --------------------------------
                                                                             1996               1995
                                                                        ------------        ------------

ASSETS
 Cash and due from depository institutions.........................     $  8,804,911        $  7,693,873
 Investment securities: available for sale (market value:
  $8,267,000  at 1996 and $8,081,000 at 1995.......................        8,266,858           8,080,992
 Investment securities; portfolio (market value: $18,925,000 at
  1996 and $12,514,000 at 1995)....................................       18,501,517          12,479,573
 Mortgage-backed securities: portfolio (market value:
  $193,005,000 at 1996 and $143,659,000 at 1995)...................      191,530,667         144,925,603
 Loans held for sale...............................................        2,231,803             956,472
 Loans receivable, less allowance for possible losses:
  $3,031,000 at 1996 and $2,890,000 at 1995........................      220,109,248         245,222,022
 Interest receivable on loans, net.................................        1,506,442           1,542,876
 Real estate held for development and resale, less allowance for
  possible losses: $3,342,000 at 1996 and $3,348,000 at 1995.......          507,490           1,002,830
 Real estate acquired in settlement of loans, less allowance for
  possible losses: $219,000 at 1996 and $401,000 at 1995...........           26,674             720,163
 Investment in capital stock of Federal Home Loan Bank of New York,
   at cost.........................................................        3,560,600           3,366,800
 Premises and equipment, net.......................................        5,363,567           5,277,199
 Excess of cost over fair value of net assets acquired,
   less accumulated amortization: $4,418,000 at 1996 and
   $4,054,000 at 1995..............................................        3,791,467           4,154,827
 Other assets......................................................        4,070,726           4,461,191
                                                                         -----------         -----------
     Total assets                                                       $468,271,970        $439,884,421
                                                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits..........................................................     $386,569,400        $361,213,130
 Other borrowed funds..............................................       22,500,000          22,500,000
 Long-term debt....................................................               --           9,605,000
 Advances from borrowers for taxes and insurance...................        1,542,477           1,728,841
 Accrued income taxes and other liabilities........................        2,048,126           2,575,895
                                                                         -----------         -----------
     Total liabilities                                                   412,660,003         397,622,866
                                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES

 Serial preferred stock: authorized, 15,000,000 shares for
  issuance in series: issued and outstanding, none.................               --                  --
 Common stock: no par value; authorized 25,000,000 shares; issued
  and outstanding 2,668,269 at 1996 and 1,964,142 shares at 1995...        2,668,269           1,964,142
 Paid-in capital...................................................       18,510,912          10,146,128
 Retained earnings-substantially restricted........................       34,319,114          30,272,371
 Net unrealized gain (loss) on securities available for sale.......          113,672            (121,086)
                                                                         -----------         -----------
     Total stockholders' equity                                           55,611,967          42,261,555
                                                                         -----------         -----------
     Total liabilities and stockholders' equity                         $468,271,970        $439,884,421
                                                                         ===========         ===========


See notes to consolidated financial statements

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended March 31,
                                             ----------------------------------------------------------------
                                                    1996                  1995                   1994
                                             -------------------  ---------------------   -------------------

Interest income
  Interest on loans receivable.............      $19,344,809            $19,262,803            $20,295,637
  Interest on mortgage-backed securities...       11,581,221              7,414,998              6,192.889
  Interest on investment securities........        1,843,214              1,504,709              1,275,361
  Interest on deposits in other banks......           81,426                 73,168                121,587
                                                  ----------             ----------            -----------
     Total interest income.................       32,850,670             28,255,678             27,885,474
                                                  ----------             ----------            -----------

Interest expense

  Interest on deposits.....................       16,126,128             12,263,042             11,832,842
  Interest on other borrowed funds.........        1,157,091                874,606                 69,306
  Interest on long-term debt...............          197,543                757,578              1,135,292
                                                 -----------             ----------             ----------
     Total interest expense................       17,480,762             13,895,226             13,037,440
                                                 -----------             ----------             ----------

Net Interest Income........................       15,369,908             14,360,452             14,848,034
Provision for loan losses..................          250,000                200,000                300,000
                                                  ----------             ----------             ----------
Net interest income after provision for loan

    losses.................................       15,119,908             14,160,452             14,548,034
                                                  ----------             ----------             ----------

Non-interest income (loss)

  Fee income...............................          957,480              1,002,289              1,130,245
  Income on investment in Federal Home Loan
     Bank..................................          246,428                231,584                263,892
  Loss on sales of investments, net........               --                     --                (76,112)
  Gain on sales of loans, net..............          407,759                207,186              1,251,859
  Loss from real estate operations.........         (151,726)              (346,740)              (686,315)
  Equity in loss of non-consolidated entities             --                     --               (47,598)
  Other....................................           69,762                     --                 21,986
                                                  ----------             ----------             ----------
     Total non-interest income.............        1,529,703              1,094,319              1,857,957
                                                  ----------             ----------             ----------

Non-interest expenses

  Salaries.................................        3,571,606              3,677,011              3,828,810
  Employee benefits........................          744,608                785,989                784,050
  Data processing fees and equipment costs.          921,962                826,684                821,139
  Federal deposit insurance................          843,750                805,534                861,079
  Net occupancy............................          539,814                503,349                466,048
  Amortization of excess cost over fair
     value of net assets acquired..........          363,360                363,360                363,357
  Advertising..............................          136,855                264,805                224,848
  Other....................................        1,409,721              1,273,499              1,573,199
                                                  ----------             ----------             ----------
     Total non-interest expenses                   8,531,676              8,500,231              8,922,530
                                                  ----------             ----------             ----------

Income before income taxes.................        8,117,935              6,754,540              7,483,461
Income tax expense.........................        2,914,202              2,489,235              2,832,929
                                                  ----------             ----------             ----------
Income before cumulative effect of a change in
  accounting principle.....................        5,203,733              4,265,305              4,650,532
Cumulative effect on prior years (to
  March 31, 1993) of adopting SFAS No. 109

  "Accounting for Income Taxes"............               --                     --              1,500,000
                                                  ----------             ----------             ----------
Net income.................................      $ 5,203,733            $ 4,265,305            $ 6,150,532
                                                  ==========             ==========             ==========

                                                                                       Year Ended March 31,
                                                                    ---------------------------------------------------
                                                                         1996                1995             1994
                                                                    ---------------    ---------------   ---------------

Per share amounts:

  Earnings per common share and common share equivalent assuming no dilution:

    Income before cumulative effect of a change in
     accounting principle.......................................         $2.15             $2.12              $2.34

    Cumulative effect on prior years (to March 31, 1993) of
     adopting SFAS No. 109 "Accounting for Income Taxes"                    --                --               0.75

    Net income..................................................          2.15              2.12               3.09

  Earnings per common share - assuming full dilution:

    Income before cumulative effect of a change in accounting
     principle..................................................          1.96              1.75               1.89

    Cumulative effect on prior years (to March 31, 1993) of
     adopting SFAS No. 109 "Accounting for Income Taxes"........            --                --               0.55

    Net income..................................................          1.96              1.75               2.44


Average shares outstanding:

  Assuming no dilution..........................................     2,422,200         2,013,464          1,989,071

  Assuming full dilution........................................     2,724,132         2,719,444          2,721,715


See notes to consolidated financial statements.

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Net
                                                                                       Unrealized
                                                                        Retained       Gain/(Loss)
                                                                        Earnings      on Securities
                                           Common        Paid-in     Substantially    Available for
                                           Stock          Capital     Restricted          Sale          Total
                                          ----------    -----------   ------------    -------------  ------------

Balance, March 31, 1993..............     $1,400,919    $10,106,325    $21,410,627                  $32,917,871

Net income...........................             --             --      6,150,532                    6,150,532

Cash dividends, $0.31 per share......             --             --       (603,524)                    (603,524)

Common stock split...................        350,555       (350,555)        (5,432)                      (5,432)

Options exercised....................          2,284         19,254             --                       21,538

Debentures converted into common stock         2,000         25,921             --                       27,921
                                           ---------     ----------       --------                   ----------

Balance, March 31, 1994..............      1,755,758      9,800,945     26,952,203                   38,508,906

Net income...........................             --             --      4,265,305                    4,265,305

Cash dividends, $0.39 per share......             --             --       (761,695)                    (761,695)

Common stock dividend................        175,996             --       (183,442)                      (7,446)

Options exercised....................          6,297         28,523             --                       34,820

Debentures converted into common stock        26,091        316,660             --                      342,751

Net unrealized (loss) on securities
  available for sale                              --             --             --     $(121,086)      (121,086)
                                            --------      ---------      ---------     ---------     ----------

Balance, March 31, 1995..............      1,964,142     10,146,128     30,272,371      (121,086)    42,261,555

Net income...........................             --             --      5,203,733            --      5,203,733

Cash dividends, $0.46 per share......             --             --     (1,156,990)           --     (1,156,990)

Debentures converted into common stock       704,127      8,364,784             --            --      9,068,911

Change in net unrealized gain/(loss)
  on securities available for sale...             --             --             --       234,758        234,758
                                             -------      ---------      ---------       -------     ----------

Balance, March 31, 1996..............     $2,668,269    $18,510,912    $34,319,114      $113,672    $55,611,967
                                           =========     ==========     ==========       =======     ==========



See notes to consolidated financial statements.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended March 31,
                                                --------------------------------------------
                                                    1996             1995             1994
                                                ------------    ------------    ------------

Cash flows from:
Operating activities
  Net income ................................   $  5,203,733    $  4,265,305    $  6,150,532
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for losses on loans and real
        estate, including real estate
        acquired in settlement of loans .....        276,634         350,000         595,000
      Accretion of discounts on loans
        acquired in business combination ....       (207,237)       (313,579)       (350,661)
      Amortization of premiums, discounts and
        deferred fees .......................        470,057         327,750         229,491
      Deferred income taxes .................        216,181         645,033        (787,550)
      Amortization of excess cost over fair
        value of net assets acquired ........        363,360         363,360         363,357
      Depreciation of premises and
        equipment ...........................        351,380         243,204         243,404
      Equity in results of non-consolidated
        entities ............................           --              --             7,459
      Purchase of trading account securities            --              --       (15,527,613)
      Proceeds from sales of trading account
        securities ..........................           --              --        15,451,501
      Loss on sales of trading account
        securities ..........................           --              --            76,112
      Loans originated for sale .............    (25,961,939)    (22,154,813)    (88,754,514)
      Proceeds from sales of loans held
        for sale ............................     25,094,367      23,884,297      90,075,403
      Net gain on the sale of loans .........       (407,759)       (207,186)     (1,251,859)
      Gain on sales of real estate acquired
        in settlement of loans ..............           --              --            (2,266)
      Net (increase) decrease in interest
        receivable and other assets .........       (413,384)      2,501,425      (1,604,767)
      Net decrease in other liabilities .....       (527,769)       (797,726)     (1,008,605)
                                                ------------    ------------    ------------
           Net cash provided by operating
             activities .....................      4,457,624       9,107,070       3,904,424
                                                ------------    ------------    ------------

Investing activities
  Net (increase) decrease in interest-
     bearing deposits in other banks ........           --         2,142,000      (1,842,000)
  Purchases of investment securities:
     available for sale .....................           --        (8,298,750)           --
  Sales of investment securities:
    available for sale ......................          6,817            --              --
  Purchases of investment securities:
    portfolio ...............................     (8,078,267)     (3,945,917)     (8,836,633)
  Maturities of investment securities:
    portfolio ...............................      2,049,992      12,203,345       4,707,720
  Purchases of mortgage-backed securities:
    portfolio ...............................    (85,071,190)    (56,420,104)    (45,308,585)
  Maturities of mortgage-backed securities:
    portfolio ...............................     38,149,333      25,874,347      34,125,696
  Loans originated, less principal
    collected ...............................     24,906,704      (7,661,279)      3,362,595


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                             Year Ended March 31,
                                                --------------------------------------------
                                                    1996             1995             1994
                                                ------------    ------------    ------------

  Loans purchased ............................           --          (347,933)     (1,718,179)
  Distributions from investments in non-
    consolidated entities ....................           --            47,919            --
  Decrease in real estate held for
    development and resale ...................        495,340       1,325,124         158,876
  Proceeds from sales of real estate
    acquired in settlement of loans ..........        813,317       1,267,053       2,291,315
  Purchases of premises and equipment, net ...       (437,748)     (1,869,781)        (93,047)
  Purchase of Federal Home Loan Bank stock ...       (193,800)       (343,500)        (81,400)
                                                 ------------    ------------    ------------
    Net cash used by investing activities ....    (27,359,502)    (36,027,476)    (13,233,642)
                                                 ------------    ------------    ------------

Financing activities

  Net increase in deposits ...................     25,356,270       8,384,337       4,631,245
  Net increase in short-term borrowings ......           --        20,700,000       1,800,000
  Net proceeds from issuance of long-term debt           --              --         9,263,998
  Principal repayments on long-term debt .....           --              --        (5,400,000)
  Net increase (decrease) in advances from
    borrowers ................................       (186,364)        200,779          41,454
  Cash dividends paid on common stock ........     (1,156,990)       (769,141)       (608,956)
  Options exercised ..........................           --            34,820          21,538
                                                 ------------    ------------    ------------
        Net cash provided by
          financing activities................     24,012,916      28,550,795       9,749,279
                                                 ------------    ------------    ------------

Increase in cash and cash equivalents ........      1,111,038       1,630,389         420,061
Cash and cash equivalents at beginning of year      7,693,873       6,063,484       5,643,423
                                                 ------------    ------------    ------------
Cash and cash equivalents at end of year .....   $  8,804,911    $  7,693,873    $  6,063,484
                                                 ============    ============    ============

Notes to Consolidated Financial Statements

1.   Summary of significant accounting policies

     Central Jersey Financial Corporation (the "Corporation") is a thrift holding company organized under the laws of the State of New Jersey in 1989. The Corporation's sole subsidiary is Central Jersey Savings Bank, SLA ("CJSB"), a state chartered savings and loan association organized under the laws of the State of New Jersey. CJSB operates six branches in Middlesex County, New Jersey, providing individual and corporate financial services. The Corporation originates loans primarily to finance the acquisition and development of real estate within the state of New Jersey. As a result, the Corporation's operations and credit risk are concentrated in the state of New Jersey and are dependent on the real estate market and general economics of the state.

     The accounting and reporting policies of the Corporation and subsidiary follow generally accepted accounting principles and general practices applicable to both the banking and bank related industries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The policies which materially affect the determination of financial position, results of operations and cash flows are summarized below.

     Principles of consolidation - The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, CJSB (which includes its subsidiary service corporation). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Investment securities and mortgage-backed securities - The Corporation, classifies its investment securities and mortgage-backed securities into one of the three following categories prescribed in Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

     o Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held-to-maturity" securities and reported at amortized cost under the captions - investment securities: portfolio and mortgage-backed securities: portfolio.

     o Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" securities and reported at fair value, with unrealized gains and losses included in earnings.

     o Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale" securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity net of tax.

     Gains and losses on sales of securities were based on the specific identification method and are reflected under the heading noninterest income
(loss) in the accompanying financial statements.

     Premiums are amortized and discounts are accreted over the estimated life of the securities using a method whose result approximates the interest method.

     Loans held for sale - The Corporation has a policy to sell most mortgage loans currently being originated. Management determines which types of loans will be sold by considering such factors as interest-rate sensitivity, alternative investments, liquidity and capital requirements. Loans held for sale are carried at the lower of cost or market value determined in the aggregate.

     Gains and losses resulting from the sale of loans is determined on the specific identification method and reflect sales proceeds less the investment in the loan (including unearned discounts, premiums and deferred fees at time of sale).

     Generally, loans are sold without recourse. Loans sold which the Corporation will service are not included with loans receivable or any other asset in the accompanying consolidated financial statements. Fees earned for servicing loans for others are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred.

     Loans - Loans are stated at principal amounts outstanding, net of unearned discount and deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income monthly as earned. Loan origination fees, commitment fees, if the commitment is exercised, and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. Net loan fees are generally amortized over the contractual lives of the related loans.

     Loan performance evaluation - Most of the Corporation's loan portfolio is comprised of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment. The Corporation adopted Statement of Financial Accounting Standard No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114), on April 1, 1995. Under SFAS No. 114, which specifically excludes large groups of smaller-balance homogenous loans, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Corporation's impaired loans are almost entirely comprised of collateral-dependent loans.

     Non-performing loans - The Corporation, on April 1, 1995, adopted Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS No. 118). The Corporation's policy continues to provide that the recognition of interest on the accrual method is generally discontinued when interest or principal payments are ninety days or more in arrears, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Interest on such loans, if appropriate, is recognized as income when payments are received. A loan is returned to accrual status when factors indicating doubtful collectability no longer exist. The adoption of SFAS Nos. 114 and 118 did not have a material effect on the financial statements upon adoption.

     Allowance for loan losses - An allowance for loan losses is generally established through charges to earnings in the form of a provision for loan losses. The provision for loan losses charged to operating expenses is based upon a review of the loan portfolio, including contracts with off-balance-sheet-risk, past loan experience, economic conditions and such other factors that, in management's judgment, warrant current recognition in providing an adequate allowance. Loans which are determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account.

     Real estate held for development and resale - Real estate held for development and resale consists of an investment in a land development project and is accounted for at the lower of carrying value or fair value minus estimated costs to sell. A valuation allowance is provided which is regularly evaluated to determine its adequacy. The evaluations address, among other considerations, current market conditions and trends, business and economic conditions and trends, carrying costs and holding period.

     Real estate acquired in settlement of loans - Real estate acquired in settlement of loans includes property acquired through foreclosure or that prior to the adoption of SFAS No. 114 met certain criteria as to the nature and quality of the collateral securing the loans to be considered in-substance foreclosure and is generally carried at the lower of carrying value or fair value minus estimated costs to sell. When the property is acquired, any excess of carrying value over the fair value is charged to the allowance for loan losses. Subsequent write-downs, if any, are included in losses from real estate operations.

     Premises and equipment - Premises and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over ten to fifty years and other fixed assets over three to twenty years; leasehold improvements are amortized on the straight-line basis over the term of the related lease or their estimated useful lives, whichever is shorter. Repair and maintenance costs are expensed as incurred, and major renewals and betterments are capitalized. Gains and losses resulting from the disposition of premises and equipment are included in the results of operations.

     Excess of cost over fair value of net assets acquired - The excess of cost over fair value of net assets acquired in business combinations is being amortized on a straight-line basis over a period of twenty-five years.

     Income taxes - On April 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). The adoption of SFAS No. 109 was accounted for as the cumulative effect, through March 31, 1993, of a change in accounting method and is presented separately in the accompanying statement of operations for the year ended March 31, 1994. The objectives of SFAS No. 109 are to recognize the amount of income taxes payable or refundable for the current year and the amount of deferred income tax liabilities and assets attributable to the future tax consequences of temporary differences. The measurement of current and deferred income tax liabilities and assets is based on current tax law. Deferred tax liabilities and assets will be adjusted for any future changes in tax laws or rate, with the effect included in the results from continuing operations in the year of change.

     The Corporation and CJSB file a consolidated Federal income tax return, and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

     Earnings per share - Earnings per share were computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered common stock equivalents and were included in the calculations of the average number of common shares outstanding using the treasury stock method. Fully diluted earnings per share, primarily related to shares issuable in connection with the convertible debentures, were computed using the if converted method.

     Statement of cash flows - The statement of cash flows is presented using the indirect method of presentation. Cash equivalents, for the purposes of this statement, are defined as cash and due from depository institutions.

     Reclassification - Certain captions in the financial statements presented for prior periods have been reclassed to conform with the 1996 presentation.

2.   Investment securities:  available for sale

     The amortized cost and estimated market values of investment securities: available for sale at March 31, 1996 and 1995 were as follows:

                                                                    Gross            Gross          Estimated
                                                  Amortized      Unrealized       Unrealized          Market
                                                    Cost            Gains           Losses            Value
                                                    ----            -----           ------            -----

March 31, 1996
- --------------
Obligations of U.S. government agencies......      $8,093,723         $172,230          $    --       $8,265,953

Other securities.............................             905               --               --              905
                                                    ---------         --------           ------        ---------

                                                   $8,094,628         $172,230          $    --       $8,266,858
                                                    =========          =======           ======        =========


March 31, 1995
- --------------
Obligations of U.S. government agencies......      $8,194,356          $12,167        ($133,253)      $8,073,270

Other securities.............................           7,722               --               --            7,722
                                                    ---------           ------        ---------        ---------

                                                   $8,202,078          $12,167        ($133,253)      $8,080,992
                                                    =========           ======        =========        =========

     The amortized cost, estimated market value and the average yield of investment securities: available for sale at March 31, 1996 by contractual maturity were as follows:

                                                                             Estimated
                                                          Amortized           Market             Average
                                                            Cost               Value              Yield
                                                            ----               -----              -----
Due in one year or less
  Other securities..................................     $        905       $        905             4.75%

Due after one year through five years

  Obligations of U.S. government agencies...........        8,093,723          8,265,953              8.36
                                                            ---------          ---------

                                                           $8,094,628         $8,266,858              8.36
                                                            =========          =========


3.   Investment securities:  portfolio

     The amortized cost and estimated market values of investment securities: portfolio at March 31, 1996, 1995 and 1994 were as follows:

                                                                         Gross           Gross         Estimated
                                                      Amortized       Unrealized      Unrealized         Market
                                                        Cost             Gains          Losses           Value
                                                        ----             -----          ------           -----

March 31, 1996
- --------------
Collateralized mortgage obligations issued
  by U.S. government agencies.................      $ 5,978,238        $105,512      $       --      $ 6,083,750

Obligations of U.S. government agencies.......       12,523,279         321,384         (3,725)       12,840,938
                                                     ----------         -------        --------       ----------

                                                    $18,501,517        $426,896       $ (3,725)      $18,924,688
                                                     ==========         =======        ========       ==========


March 31, 1995
- --------------
Collateralized mortgage obligations issued by
  U.S. government agencies....................       $5,972,495         $ 6,424       $(18,919)      $ 5,960,000

Obligations of U.S. government agencies.......        6,457,080          55,471         (8,646)        6,503,905

Other securities..............................           49,998               2              --           50,000
                                                   ------------        --------       ---------     ------------

                                                    $12,479,573         $61,897       $(27,565)      $12,513,905
                                                     ==========          ======        ========       ==========

                                                                         Gross           Gross         Estimated
                                                      Amortized       Unrealized      Unrealized         Market
                                                        Cost             Gains          Losses           Value
                                                        ----             -----          ------           -----

March 31, 1994
- --------------
Collateralized mortgage obligations issued by
  U.S. government agencies....................       $7,847,907        $122,426      $       --       $7,970,333

Obligations of U.S. government agencies.......        4,008,497         249,550              --        4,258,047

Commercial Paper..............................        8,730,000              --              --        8,730,000

Other securities..............................          156,607             465              --          157,072
                                                     ----------         -------       ---------       ----------

                                                    $20,743,011        $372,441      $       --      $21,115,452
                                                     ==========         =======       =========       ==========


     The amortized cost, estimated market value and the average yield of investment securities: portfolio at March 31, 1996 by contractual maturity were as follows:

                                                                             Estimated
                                                          Amortized           Market             Average
                                                            Cost               Value              Yield
                                                            ----               -----              -----

Due in one year or less
  Obligations of U.S. government agencies...........        $ 4,551,968        $ 4,581,563           7.92%
                                                             ----------         ----------

                                                              4,551,968          4,581,563            7.92
                                                             ----------         ----------

Due after one year through five years

  Obligations of U.S. government agencies...........          2,972,766          3,071,875            7.48

  Collateralized mortgage obligations issued by
   U.S. government agencies.........................            994,792          1,015,000            7.54
                                                             ----------         ----------

                                                              3,967,558          4,086,875            7.50
                                                             ----------         ----------

Due after five years through ten years

   Obligations of U.S. government agencies..........          4,998,545          5,187,500            7.77
                                                             ----------         ----------

                                                              4,998,545          5,187,500            7.77
                                                             ----------         ----------

Due after ten years

  Collateralized mortgage obligations issued by
   U.S. government agencies.........................          4,983,446          5,068,750            5.28
                                                             ----------         ----------

                                                              4,983,446          5,068,750            5.28
                                                             ----------         ----------

                                                            $18,501,517        $18,924,688            7.45
                                                             ==========         ==========

     Sales of investments held in a trading account resulted in realized gains of $500 and realized losses of $76,612 for the year ended March 31, 1994. No sales of investments were made during the years ended March 31, 1996 and 1995.

4.   Mortgage-backed securities:  portfolio

     The  amortized  cost  and  estimated   market  values  of   mortgage-backed
securities: portfolio at March 31, 1996, 1995, and 1994 were as follows:


                                                                   Gross            Gross
                                                Amortized        Unrealized       Unrealized       Estimated
                                                  Cost             Gains            Losses        Market Value
                                                  ----             -----            ------        ------------

March 31, 1996
- --------------
Issued by U.S. government agencies........       $180,054,191      $1,648,508       $(201,622)      $181,501,077

Other....................................          11,476,476          55,751         (28,769)        11,503,458
                                                  -----------       ---------        --------        -----------

                                                 $191,530,667      $1,704,259       $(230,391)      $193,004,535
                                                  ===========       =========        ========        ===========


March 31, 1995
- --------------
Issued by U.S. government agencies........       $137,328,196        $518,793     $(1,669,287)      $136,177,702

Other.....................................          7,597,407             414        (116,054)         7,481,767
                                                  -----------         -------      ----------        -----------

                                                 $144,925,603        $519,207     $(1,785,341)      $143,659,469
                                                  ===========         =======      ===========       ===========


March 31, 1994
- --------------
Issued by U.S. government agencies........       $106,770,041        $891,071       $(794,253)      $106,866,859

Other.....................................          7,982,666          15,546         (18,608)         7,979,604
                                                  -----------         -------        --------        -----------

                                                 $114,752,707        $906,617       $(812,861)      $114,846,463
                                                  ===========         =======        ========        ===========

     The  amortized   cost,   estimated   market  value  and  average  yield  of
mortgage-backed securities: portfolio at March 31, 1996 by contractual maturity were as follows:

                                                                                Estimated
                                                             Amortized           Market             Average
                                                               Cost               Value              Yield
                                                               ----               -----              -----

Due one year or less
  Issued by U.S. Government agencies................         $1,708,032         $1,696,121           7.59%
                                                              ---------          ---------

Due after one year through five years

  Issued by U.S. government agencies................          9,638,833          9,677,089            6.82

  Other.............................................          1,260,069          1,251,923            6.96
                                                              ---------          ---------

                                                             10,898,902         10,929,012            6.83
                                                             ----------         ----------

Due after five years through ten years

  Issued by U.S. Government agencies................         24,936,837         25,188,773            7.26

  Other.............................................            609,232            608,435            8.89
                                                             ----------         ----------

                                                             25,546,069         25,797,208            7.30
                                                             ----------         ----------

Due after ten years

  Issued by U.S. government agencies................        143,770,489        144,939,094            6.88

  Other.............................................          9,607,175          9,643,100            7.24
                                                            -----------        -----------

                                                            153,377,664        154,582,194            6.91
                                                            -----------        -----------

                                                           $191,530,667       $193,004,535            6.96
                                                            ===========        ===========



     Certain mortgage-backed securities have been pledged as collateral in connection with Other Borrowed Funds.

     The Corporation did not sell any mortgage-backed securities during the three years ended March 31, 1996.

5.   Loans receivable

     Loans receivable at March 31, 1996 and 1995 consisted of the following:

                                                               1996                      1995
                                                               ----                      ----

First mortgage real estate loans:

  Conventional.............................               $154,636,304              $174,828,462

  Commercial...............................                 29,496,029                31,455,809

  Construction and land....................                 11,505,329                11,129,443

  FHA insured and VA guaranteed............                  7,005,926                 8,410,600
                                                           -----------               -----------

                                                           202,643,588               225,824,314



  Home equity loans........................                 27,509,954                28,658,579

  Other consumer loans.....................                    792,676                   814,296

  Other commercial loans...................                    276,206                   327,858
                                                           -----------               -----------

                                                           231,222,424               255,625,047



Less:

     Loans in process......................                  7,569,129                 6,824,443

     Discount on loans receivable acquired

       through business combinations.......                         --                   207,237

    Deferred loan fees.....................                    594,936                   661,166

    Net premium on loans purchased.........                    (82,368)                 (179,957)
                                                            ----------                ----------

                                                           223,140,727               248,112,158

    Allowance for loan losses..............                  3,031,479                 2,890,136
                                                           -----------               -----------

                                                          $220,109,248              $245,222,022
                                                           ===========               ===========


     Home equity loans consist of conventional equity loans and equity-line accounts.

     Included in loans receivable at March 31, 1996, 1995 and 1994 are loans, amounting to $7,782,000, $5,442,000 and $8,787,000, respectively, on which the accrual of interest has been suspended. Interest income that would have been recorded in each of the years ended March 31, 1996, 1995 and 1994 had these loans been in accrual status amounted to $497,000, $430,000 and $591,000, respectively. Interest income of $178,000, $62,000 and $65,000 from loans on which the accrual of interest has been suspended was included in net income for the years ended March 31, 1996, 1995 and 1994, respectively.

     At March 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $7,782,000 for which valuation allowances of $1,467,000 have been provided. For the year ended March 31, 1996, the average recorded investment in impaired loans was approximately $6,177,000.

     Loans to related parties at March 31, 1995 amounted to $2,596,000. No new loans were extended to related parties while repayments were $330,000 for the year ended March 31, 1996. The balance of related party loans was $2,266,000 at March 31, 1996.

     Loans serviced for others, not included in the Corporation's loans receivable balance, amounted to $115,468,000, $121,802,000 and $123,304,000 at
March 31, 1996, 1995 and 1994, respectively.

6.  Allowance for losses on loans

    The table below summarizes the activity in the allowance for loan losses during each of the three years ended March 31, 1996.

                                            1996               1995               1994
                                      -----------------  -----------------  -----------------

Balance, beginning of year.........      $ 2,890,136        $ 2,652,433        $ 2,881,585

Provisions charged to operations...          250,000            200,000            300,000

Recoveries on loans................           47,652             80,978             75,927

Less, loans written-off............         (176,669)          (291,195)          (132,571)

Transfers among allowance accounts.           20,360            247,920           (472,508)
                                           ---------          ---------           --------

  Balance, end of year                    $3,031,479         $2,890,136         $2,652,433
                                           =========          =========          =========

7.   Allowance for losses on real estate

     The table below summarizes the activity in the allowance for losses on real estate during each of the three years ended March 31, 1996.

                                  Investments In And Loans           Real Estate Held For        Real Estate Acquired In
                                  To Non-consolidated Entities       Development And Resale         Settlement of Loans
                                  ----------------------------       ----------------------         -------------------
Balance March 31, 1993..........         $  653,405                    $  3,218,789                     $   387,354

Provisions charged to operations             30,000                          30,000                         235,000

Recoveries......................                 --                              --                          56,205

Real estate written-off.........           (843,300)                             --                        (334,871)

Transfers among allowance accounts          167,348                         115,342                         189,818
                                          ---------                      ----------                      ----------

Balance March 31, 1994..........              7,453                       3,364,131                         533,506

Provisions charges to operations                 --                         127,000                          23,000

Recoveries......................                 --                              --                           5,248

Real estate written-off.........             (1,781)                             --                         (61,356)

Transfers among allowance accounts           (5,672)                       (143,335)                        (98,913)
                                          ---------                       ---------                       ---------

Balance March 31, 1995..........                 --                       3,347,796                         401,485

Provisions charged to operations                 --                              --                          26,634

Recoveries......................                 --                              --                             689

Real estate written-off.........                 --                          (5,660)                       (189,047)

Transfers among allowance accounts               --                              --                         (20,360)
                                        -----------                       ---------                       ---------

Balance March 31, 1996..........       $         --                      $3,342,136                      $  219,401
                                        ===========                       =========                       =========

     The Corporation's participation in joint ventures was concluded during the year ended March 31, 1995. Results of operations for the joint ventures amounted to a net loss of $566 and net income of $556,000, respectively, for each of the years ended March 31, 1995 and 1994.

8.   Premises and equipment

     Premises and equipment at March 31, 1996 and 1995 consisted of the following:

                                                                 1996                       1995
                                                                 ----                       ----

Land.........................................                 $2,523,852                 $2,309,306

Buildings and improvements...................                  3,515,360                  3,485,627

Furniture and equipment......................                  1,239,035                  1,157,678
                                                               ---------                  ---------

                                                               7,278,247                  6,952,611

Less: accumulated depreciation and
amortization.................................                  1,914,680                  1,675,412
                                                               ---------                  ---------

                                                              $5,363,567                 $5,277,199
                                                               =========                  =========

                                              40

9.   Deposits

     Deposits with corresponding average nominal rates of interest at March 31, 1996 and 1995 consisted of the following:

                                         1996                  %               1995              %
                                         ----                 ---              ----             --

Savings certificates..........        $221,717,909             5.34%         $201,670,384        5.09%

Money market accounts.........          49,758,269              2.84           54,767,563         3.04

Passbook accounts.............          69,627,578              2.75           67,131,970         2.75

Regular NOW accounts..........          41,633,888              2.00           34,658,951         2.00

Business NOW accounts.........           3,831,756              0.00            2,984,262         0.00
                                       -----------                            -----------

                                      $386,569,400                           $361,213,130
                                       ===========                            ===========


     The weighted average nominal interest rate on all deposits at March 31, 1996 and 1995 was 4.14% and 3.94%, respectively.

     Deposits of $100,000 or more at March 31, 1996 amounted to $25,301,000.

     Scheduled maturities of savings certificates for succeeding fiscal years are $180,091,400 in 1997, $18,598,200 in 1998, $9,168,700 in 1999, $10,302,300
in 2000, $3,310,700 in 2001 and $246,609 thereafter.

     Interest expense for each of the three years ended March 31, 1996 was as follows:

                                                1996                   1995               1994
                                                ----                   ----               ----

Savings certificates.................         $12,166,301            $7,911,120         $7,689,584

Money market accounts................           1,477,061             1,770,722          1,748,346

Passbook accounts....................           1,812,557             1,940,699          1,796,860

NOW accounts.........................             670,209               640,501            598,052
                                               ----------            ----------         ----------

                                              $16,126,128           $12,263,042        $11,832,842
                                               ==========            ==========         ==========



10.  Other borrowed funds

     The Corporation has a $22,696,750 overnight line of credit from the Federal Home Loan Bank of New York ("FHLB"). Advances under the overnight credit agreement are available on an overnight basis with principal and interest due on the next business day. Interest rates are determined at time of advance. The Corporation also has a $22,696,750 one-month overnight repricing line of credit from the FHLB. The one-month overnight repricing line provides for monthly advances with interest payable on each business day and principal payable at maturity. Interest rates are determined at time of advance and adjusted each business day thereafter. Amounts drawn on the credit lines are collateralized with mortgage-backed securities having an aggregate market value of 125 percent of the advance. The credit agreements extend to September 1996, renewable at the option of the FHLB. Advances and annual interest rates on the overnight line of credit and the one-month overnight repricing line of credit at March 31, 1996 were $7,500,000, 5.50 percent, and $15,000,000, 5.56 percent, respectively. At March 31, 1995, advances under the overnight line of credit amounted to $22,500,000, bearing interest at 6.25 percent per annum.

11.  Long-term debt

     The Corporation issued $10,000,000 of Convertible Subordinated Debentures (the "Debentures") pursuant to an indenture dated April 5, 1993 (the "Indenture"). The Debentures were unsecured, bore interest at a rate of 7.00 percent per annum and were due April 1, 2003. On September 26, 1995, the Corporation, in accordance with the terms of the Indenture, redeemed all of the then outstanding Debentures, amounting to $9,605,000. These Debentures were converted into common stock of the Corporation at a conversion price of $13.64 per share, resulting in the issuance of 704,127 shares. Previously, Debentures amounting to $365,000 and $30,000 were converted into 26,091 shares and 2,000 shares of the Corporation's common stock during each of the years ended March 31, 1995 and 1994, respectively.

12.  Pension plan

     The Corporation has a defined contribution benefit plan covering substantially all employees. The Plan provides for the Corporation to contribute
3.00 percent of an employee's salary to the Plan. Employees may also make contributions to the Plan within prescribed statutory limitations. The Corporation made contributions to the Plan amounting to $106,000, $110,000 and $114,000, respectively, during each of the years ended March 31, 1996, 1995 and 1994.

13.  Financial instruments with off-balance sheet risk

     The Corporation, in the normal course of meeting the financing needs of its customers, is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of the contract. The contract amount of these instruments reflects the extent of involvement the Corporation has in particular classes of financial instruments.

     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     The contractual amounts of the Corporation's off-balance sheet financial instruments at March 31, 1996 and 1995 are presented below.

                                                          1996                       1995
                                                 ----------------------   -------------------------
Commitments to extend credit...................        $25,914,000                $25,113,000
Commitments to originate loans:
     At fixed rates............................         9,405,000*                  1,965,000
     At adjustable rates.......................          1,096,000                  2,371,000
Standby letters of credit......................            817,000                    921,000
Loans sold with recourse.......................          2,343,000                  3,077,000


- ---------------------
(*) The weighted average interest rate on commitments to originate fixed-rate loans at March 31, 1996 was 7.39 percent

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation, upon extension of credit is based on management's credit evaluation of the customer.

     Standby letters of credit and financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Standby letters of credit were primarily issued in connection with performance bonds, while financial guarantees relate to loans sold with recourse. Most conditional commitments extend for more than 5 years and expire in decreasing amounts through 2017. The credit risk involved in conditional commitments is essentially the same as that involved in extending loans to customers. Standby letters of credit are unsecured; financial guarantees are collateralized with real property.

14.  Contingencies

     The Corporation is involved in various legal proceedings which arise out of the general operations of its business. These lawsuits primarily involve claims to enforce liens on real and personal property, condemnation proceedings on real property and other matters incidental to the Corporation's business. The Corporation does not believe that the resolution of these lawsuits would have a material adverse effect on its financial condition or results of operations

15.  Stockholders' equity

     The Corporation paid a 10 percent common stock dividend on September 2, 1994, resulting in the issuance of 175,996 shares of common stock and the payment of $7,446 in lieu of issuing fractional shares.

     On October 22, 1993, the Corporation affected a five-for-four common stock split, resulting in the issuance of 350,555 shares of common stock and the payment of $5,432 in lieu of issuing fractional shares.

     At March 31, 1996, approximately 240,000 shares of the Corporation's common stock were reserved for issuance in connection with the 1984 Stock Option and Incentive Plan, the 1993 Stock Option and Incentive Plan and the 1993 Non-Employee Director Stock Option Plan.

     CJSB is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on CJSB's financial statements. The Office of Thrift Supervision ("OTS"), CJSB's primary regulator, has three separate capital requirements each mandating a minimum capitalization level. The following table presents CJSB's capital position at March 31, 1996 and 1995 compared with the minimum OTS capital requirements.

                                                                                              Minimum
                                                                                             Regulatory
                                             1996                        1995                Requirement
                                  --------------------------  ---------------------------  -------------
                                                           (Dollars in Thousands)

     Tangible capital...........      $43,457        9.56%         $36,400       8.59%            1.50%
     Core capital...............       43,457        9.56          36,400        8.59             3.00
     Risk based capital.........       45,721       23.63          38,834       19.95             8.00


     The Corporation is restricted from receiving cash dividends from CJSB (its only material source of revenue). CJSB's ability to pay dividends or make other capital distributions to the Corporation is governed by OTS regulations. CJSB, a Tier 1 institution as defined by OTS regulations, is permitted under these regulations, after prior notice to (and no objection by) the OTS, to make capital distributions during a calendar year up to 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio," which is the percentage by which the ratio of its regulatory capital to assets exceeds the ratio of its fully phased-in capital requirement to assets at the beginning of the calendar year.

     At the time of CJSB's conversion from a mutual to a stock organization, eligible deposit account holders were granted a priority in the event of future liquidation of CJSB by establishing a liquidation account equal to retained earnings at March 31, 1984 ($5,608,000). In the event of future liquidation, and only in such event, an eligible deposit account holder, who continues to maintain their deposit account, shall be entitled to receive a distribution from the liquidation account in the proportionate amount of the then current adjusted balance for deposit accounts then held before any liquidation may be made with respect to capital stock. No dividends may be paid to stockholders if such dividends would reduce stockholders' equity below the amount required for the liquidation account.

16.  Stock options

     The Corporation has two stock option plans, the 1993 Stock Option and Incentive Plan and the 1993 Non-Employee Director Stock Option Plan. The Plans provide for the issuance of 171,875 shares of the Corporation's common stock to officers, directors and other key employees. Awards may be made in the form of incentive or non-incentive stock options or stock appreciation rights having a maximum term of ten years from date of grant. There remain 69,218 options outstanding under the 1984 Stock Option and Incentive Plan which Plan was canceled, whereby no further grants are permitted under this Plan.

     Transactions under the Plans during each of the three years ended March 31, 1996 were as follows:

                                                                                Average
                                                                             Option Price
                                                  Shares                       Per Share
                                                  ------                       ---------

Balance March 31, 1993..........                   77,705
Granted.........................                   38,120                      $12.314*
Exercised.......................                   (3,141)                       6.858
Canceled........................                     (137)                      11.909
                                                 --------

Balance March 31, 1994..........                  112,547
Granted.........................                   24,585                       20.174*
Exercised.......................                   (6,406)                       5.435
Canceled........................                     (138)                      13.818
                                                 --------

Balance March 31, 1995..........                  130,588

Granted.........................                   28,082                       22.250*
                                                   ------

Balance March 31, 1996..........                  158,670
                                                  =======


*  Fair market value at date of grant.

     At March 31, 1996, the average option price per share was $11.32 and 137,992 options were exercisable. Options available for future grant at March 31, 1996 and 1995 amounted to 81,377 options and 109,446 options, respectively.

17.  Income Taxes

     The components of income tax expense for each of the three years ended March 31, 1996 were as follows:

                                               1996                   1995                  1994
                                      ----------------------   -------------------   ----------------

Current
   Federal.......................            $2,474,578            $1,623,824           $1,928,668

   State.........................               223,443               220,378              191,811
                                              ---------             ---------            ---------

                                              2,698,021             1,844,202            2,120,479

Deferred.........................               216,181               645,033              712,450
                                              ---------             ---------            ---------

                                             $2,914,202            $2,489,235           $2,832,929
                                              =========             =========            =========

     A reconciliation of income taxes computed at the statutory federal income tax rate to the provision for income taxes in the accompanying consolidated statements of operations for each of the three years ended March 31, 1996 is as follows:

                                                1996                 1995                 1994
                                         -------------------  -------------------  ------------------

Expected statutory income
  tax expense.........................         $2,760,098           $2,296,544          $2,544,377

Increase (reduction) of
  income taxes resulting
  from:

  Acquisition accounted for
    as a purchase.....................            123,541              123,541             123,541

  State taxes, net of federal
    income tax effect.................            147,472              143,202             126,595

  Other...............................           (116,909)             (74,052)             38,416
                                                ---------            ---------           ---------

                                               $2,914,202           $2,489,235          $2,832,929
                                                =========            =========           =========


     The sources of temporary differences and the resulting deferred income tax effect for each of the three years ended March 31, 1996 were as follows:

                                              1996                  1995                  1994
                                      --------------------   -------------------   ------------------

Provisions for losses on loans
  and other real estate recognized
  on tax return in amounts less than
  amounts recorded in the consolidated
  financial statements..............          $   87,826            $  379,533           $  311,619

Loan fees and interest income
  recognized on tax return in
  excess of amounts recorded in the
  consolidated financial statements.              36,161               104,267              277,407

Amortization of loan discount.......              70,461               116,024              119,225

Other...............................              21,733                45,209                4,199
                                                 -------               -------              -------

                                                $216,181              $645,033             $712,450
                                                 =======               =======              =======

     The  deferred  tax  assets  and   liabilities   resulting   from  temporary
differences at March 31, 1996 and 1995 were as follows:

                                              1996                  1995
                                      --------------------   ---------------------

Deferred tax assets:

  Provision for losses on loans and
    real estate.....................          $2,457,217            $2,602,172

  Deferred loan fees and interest...             241,299               276,787

  Loan discount.....................                  --                76,678

  Other.............................              28,413                58,564
                                               ---------             ---------

                                               2,726,929             3,014,201
                                               ---------             ---------

Deferred tax liabilities:

  Accelerated depreciation..........            (90,112)             (160,950)

  Unrealized gains on securities....            (58,558)                    --
                                              ---------              ---------

                                               (148,670)             (160,950)
                                              ---------             ---------

Valuation allowance.................           (407,344)             (407,597)
                                              ---------             ---------

Net deferred tax asset..............          $2,170,915            $2,445,654
                                               =========             =========


     Retained earnings at March 31, 1996 includes approximately $6,372,000 of special bad debt deduction for which no provision for income tax has been made. Reduction of such amount for purposes other than bad debt losses will result in income for tax purposes only, and will be subject to income tax at the then current rate.

18.  Supplementary cash flow data

     The Corporation exchanged mortgage loans for the properties underlying the mortgages amounting to $186,000, $1,032,000, and $514,000, respectively, during each of the three years ended March 31, 1996, 1995 and 1994. The value of the properties at the time of exchange was $126,000, $857,000, and $404,000, respectively, for each of the three years ended March 31, 1996, 1995 and 1994, and was recorded as Real Estate Acquired in Settlement of Loans. The difference between loan balances and the value of the underlying properties was charged to the allowance for loan losses. In addition, the Corporation, during the year ended March 31, 1994, accepted a deed in lieu of foreclosure in connection with a loan, amounting to $1,262,000, extended to a joint venture. The value of the underlying property at the time of accepting the deed was $420,000 and was included in Real Estate Acquired in Settlement of Loans. The difference between the loan balance and the value of the underlying property was charged to allowances provided for such losses.

     Cash paid during each of the three years ended March 31, 1996 for interest on deposits and borrowed funds amounted to $17,476,000, $13,896,000 and $13,079,000, respectively. Cash payments made in each of the three years ended March 31, 1996 for federal and state income taxes amounted to $2,610,000, $1,845,000 and $3,375,000, respectively.

19.  Fair value of financial instruments

     The estimated fair value of the Corporation's financial instruments at March 31, 1996 and 1995 and the assumptions used to determine those estimates are presented below. The determination of fair value is based on information available at a specific point in time and does not provide for estimating the value of anticipated future operations and excludes all nonfinancial instruments. As a result and for other reasons, the aggregate fair value of financial instruments does not represent the overall value of the Corporation taken as a whole.

     The following methods and assumptions were used to estimate the fair value of significant financial instruments at March 31, 1996 and 1995:

     Financial assets: The carrying amounts of cash and amounts due from depository institutions were considered a reasonable estimate of fair value. The fair values of investment securities and mortgage-backed securities were based on quoted market prices or dealer quotes. Fair values of loans held for sale were estimated using quoted rates based upon secondary market sources for securities backed by similar loans. Loans receivable were segmented into homogeneous groups by loan type, fixed-rate or adjustable and range of maturities. The fair value of these loan groups were estimated using quoted rates based upon secondary market sources for securities backed by similar loans, adjusted for differences in loan characteristics and estimated prepayments.

     Financial liabilities: The fair value of NOW accounts, savings accounts, and certain money market deposits were by definition the amounts payable on demand at March 31, 1996 and 1995. The fair value of fixed-maturity certificates of deposit was estimated using the rates currently offered for deposits of similar remaining maturities. Rates currently available to the Corporation for debt with similar terms and remaining maturities were used to estimate fair value of existing borrowed funds.

     Off-balance sheet financial instruments: The fair value of commitments to extend credit and originate loans was estimated using the fees currently charged to enter into similar agreements. For fixed-rate loan commitments, fair value also considered the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit and guarantees was based on fees currently charged for similar agreements or on the estimated cost to terminate them at March 31, 1996 and 1995. The fair value of these off-balance sheet financial instruments was determined to be not significant.

     The estimated fair value of financial instruments at March 31, 1996 and 1995 were as follows:

                                                                   1996                 1995
                                                           --------------------  --------------------

Financial Assets:

Cash and due from depository institutions................        $  8,805,000        $  7,694,000
Investment securities....................................          27,192,000          20,595,000
Mortgage-backed securities...............................         193,005,000         143,659,000
Loans held for sale......................................           2,232,000             956,000
Loans receivable.........................................         226,250,000         245,277,000

Financial Liabilities:

Deposits.................................................        $384,849,000        $360,792,000
Borrowed funds and long-term debt........................          22,500,000          30,679,000


20.      Parent Company

     Condensed financial statements of Central Jersey Financial Corporation, parent company, are presented below:

                            Condensed Statements of Financial Condition

                                                                     March 31,
                                                ---------------------------------------------------
                                                          1996                       1995
                                                -------------------------  ------------------------

Assets

Cash..........................................         $          678            $          190

Investment securities:  available for sale....              8,266,858                 8,080,992

Investment in common stock of CJSB............             47,220,593                42,899,098

Other.........................................                123,838                   886,275
                                                           ----------                ----------

Total assets..................................            $55,611,967               $51,866,555
                                                           ==========                ==========



Liabilities and stockholders' equity

Convertible subordinated debentures ..........        $            --               $ 9,605,000

Stockholders' equity..........................             55,611,967                42,261,555
                                                           ----------                ----------

Total liabilities and stockholders' equity....            $55,611,967               $51,866,555
                                                           ==========                ==========

                               Condensed Statements of Operations

                                                     For the years ended March 31,
                                      ----------------------------------------------------------
                                             1996                1995                 1994
                                      ------------------  ------------------   -----------------

Interest income.....................      $  577,040          $  520,221           $  386,915

Dividends from CJSB.................         643,000             425,000                   --

Loss on sales of investments........              --                  --              (76,612)
                                           ---------           ---------            ---------

                                           1,220,040             945,221              310,303
                                           ---------           ---------            ---------

Interest expense....................         197,543             757,578              764,678

Other expense.......................          16,500              29,840               16,328
                                           ---------           ---------            ---------

                                             214,043             787,418              781,006
                                           ---------           ---------            ---------

Income before income taxes and
  equity in undistributed income of
  CJSB..............................       1,005,997             157,803             (470,703)

Income tax provision (benefit)......         123,759                  --             (157,812)
                                           ---------           ---------             --------

                                             882,238             157,803             (312,891)

Equity in undistributed income of
 CJSB...............................       4,321,495           4,107,502            6,463,423
                                           ---------           ---------            ---------

Net income..........................      $5,203,733          $4,265,305           $6,150,532
                                           =========           =========            =========

                                      Condensed Statements of Cash Flows

                                                                   For the years ended March 31,
                                                    -----------------------------------------------------------
                                                           1996                 1995                1994
                                                    ------------------   ------------------  ------------------

Operating activities

  Net income......................................      $5,203,733           $4,265,305          $6,150,532

  Adjustments to reconcile net come to net cash provided by operating activities

     Equity in undistributed income of CJSB.......      (4,321,495)          (4,107,502)         (6,463,423)

     Purchases of trading account securities......              --                   --         (15,527,613)

    Proceeds from sales of trading account
      securities..................................              --                   --          15,451,001

    Loss on sales of trading account securities...              --                   --              76,612

    Amortization of premiums on investments.......         100,633              104,394                  --

    (Increase) decrease in other assets...........         167,790              (67,402)            (18,485)
                                                         ---------            ---------          ----------

Net cash provided by (used by) operating activities      1,150,661              194,795            (331,376)
                                                         ---------            ---------          ----------

Investing activities

  Purchases of investment securities:

    available for sale............................              --           (8,298,750)                 --

  Proceeds from sales of investment securities:

    available for sale............................           6,817                   --                  --

  Purchases of investment securities:  portfolio..              --                   --          (8,836,634)

  Maturities of investment securities: portfolio..              --            8,828,912             475,000
                                                          --------            ---------          ----------

Net cash provided by (used by) investing activities          6,817              530,162          (8,361,634)
                                                          --------            ---------          ----------


Financing activities

  Cash dividends paid on common stock.............      (1,156,990)            (769,141)           (608,956)

  Exercise of stock options.......................              --               34,820              21,538

  Proceeds from convertible debenture offering....              --                   --           9,264,127
                                                        ----------            ---------           ---------

Net cash provided by (used by) financing activities     (1,156,990)            (734,321)           8,676,709
                                                        ----------            ---------            ---------

Net increase (decrease) in cash...................             488               (9,364)            (16,301)

Cash, beginning of year...........................             190                9,554              25,855
                                                        ----------            ---------           ---------

Cash, end of year.................................     $       678           $      190          $    9,554
                                                        ==========            =========           =========

21.  Recent accounting pronouncements

     The Financial Accounting Standards Board ("FASB"), in May 1995, issued Statement of Financial Accounting Standard No. 122 ("SFAS No. 122") "Accounting for Mortgage Servicing Rights," an amendment to FASB Statement No. 65,
"Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires banking enterprises to recognize as a separate asset rights to service mortgage loans for others however the servicing rights are acquired. The capitalized value of the servicing rights must be assessed for impairment based on the fair value of those rights. Any impairment noted should be recognized through the establishment of a valuation allowance. The provisions of SFAS No. 122 shall be applied prospectively in fiscal years beginning after December 15, 1995. The Corporation will adopt SFAS No. 122 for fiscal 1997 and does not believe that it will have a material effect on its financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" effective for financial statements and transactions entered into in fiscal years that begin after December 15, 1995. SFAS No. 123 encourages entities to account for employee stock options using a fair value based method. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

     The Corporation intends to continue accounting for stock-based compensation under APB No. 25 and will include the pro forma disclosures required by SFAS No. 123 in financial statements issued for fiscal years beginning April 1, 1996.

22.  Quarterly financial data (unaudited)

                                                          For the Year Ended March 31, 1996
                                           ---------------------------------------------------------------
                                             First            Second            Third            Fourth
                                            Quarter           Quarter          Quarter           Quarter
                                            -------           -------          -------           -------

Interest income.......................     $8,012,929        $8,257,831       $8,346,286        $8,233,623

Interest expense......................      4,347,082         4,464,219        4,398,264         4,271,197

Net interest income...................      3,665,847         3,793,612        3,948,022         3,962,426

Provision for loan losses.............         50,000           100,000           50,000            50,000

Provision for losses on real estate...             --            11,613               --            15,021

Net income............................      1,210,629         1,338,156        1,339,089         1,315,859

Per share amounts:

  Earnings per common share and
    common share equivalent -
    assuming no dilution..............          $0.59             $0.60            $0.49             $0.48

  Earnings per common share and
    common share equivalent -
    assuming full dilution............           0.49              0.49             0.49              0.48

  Dividends declared..................           0.10              0.12             0.12              0.12


                                                      For the Year Ended March 31, 1995
                                       ---------------------------------------------------------------
                                         First            Second            Third            Fourth
                                        Quarter           Quarter          Quarter           Quarter
                                        -------           -------          -------           -------
Interest income...................     $6,582,246        $7,075,868       $7,147,960        $7,449,604

Interest expense..................      3,145,502         3,476,412        3,551,129         3,722,183

Net interest income...............      3,436,744         3,599,456        3,596,831         3,727,421

Provision for loan losses.........         50,000            50,000           50,000            50,000

Provision for losses on real estate        10,000            15,000           50,000            75,000

Net income........................        970,184         1,013,803        1,116,893         1,164,425

Per share amounts:

  Earnings per common share and
    common share equivalent -
    assuming no dilution..........          $0.49             $0.50            $0.55             $0.58

  Earnings per common share and
    common share equivalent -
    assuming full dilution........           0.40              0.42             0.45              0.47

  Dividends declared..............           0.09              0.10             0.10              0.10



23.  Subsequent Event

     The Corporation, on May 22, 1996, entered into a definitive merger agreement (the "Agreement") with Summit Bancorp ("Summit"). The Agreement provides for Summit to acquire the Corporation in a tax-free exchange of stock. Under the terms of the Agreement, each of the Corporation's common shares would be exchanged for 0.875 shares of Summit common stock if the average price of Summit common stock over a certain pricing period is equal to or greater than $32.57. If the average price of Summit common stock is less than $32.57 but equal to or greater than $28.75, the Corporation has the right to terminate the Agreement unless Summit increases the exchange ratio to equal the quotient obtained by the dividing $28.50 by the average price. If the average price of Summit common stock is less than $28.75, the Corporation shall have the right to terminate the Agreement.

     Summit was given an option to purchase up to 530,986 shares of the Corporation's common stock if certain conditions occur. The Agreement also allows the Corporation to declare quarterly common stock dividends until the closing date up to the equivalent common stock dividend rate declared by Summit.

     The transaction is expected to be completed in the fourth quarter of calendar 1996, subject to the approval of the Corporation's shareholders, regulatory approvals and the market price of Summit.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

    There were no changes in or any disagreements with accountants concerning matters of accounting principles or practices, or financial statement disclosure, occurring within 24 months prior to, or in any subsequent period to, the most recent financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth each nominee and continuing director's name, age, principal occupation during the past five years, the year he or she first became a director, the year in which his or her current term will expire (assuming nominees are elected at the Annual Meeting) and the number of shares and percentage of the Company's Common Stock beneficially owned on June 28, 1996. The following table also sets forth, for all executive officers and directors as a group and for each executive officer listed in the Summary Compensation Table under the caption "Executive Compensation," the number of shares and the percentage of the Company's Common Stock beneficially owned on June 28, 1996.

                                               Position With                                        Shares of
                                              The Company and                                         Common
                                            Principal Occupation       Year First      Current        Stock
                                              During The Past            Elected       Term to     Beneficially    Percent of
         Name                Age (1)           Five Years(2)            Director       Expire        Owned(3)        Class
- --------------------------   -------           -------------           ----------     --------       --------       ------

                                          BOARD NOMINEES FOR TERMS TO EXPIRE IN 1999

Domenick Carratello             59      Owner of Mickey's Gourmet         1993          1996           13,157(5)           (6)
                                        Bakery

John J. Doherty                 47      Vice President and Chief          1988          1996           16,701(7)           (6)
                                        Financial Officer (1989 to
                                        present); Vice President &
                                        Chief Financial Officer of
                                        Association since 1987;
                                        Previously an accountant with
                                        Coopers & Lybrand

Arthur E. Fritsch, Jr. (4)      48      Vice President of E.W. Price      1988          1996           23,898(8)           (6)
                                        Agency, Inc., an insurance
                                        agency

Robert V. Noreika               52      Owner of Clarkesburg Inn          1993          1996            1,711(5)           (6)
                                        Restaurant


                                               Position With                                        Shares of
                                              The Company and                                         Common
                                            Principal Occupation       Year First      Current        Stock
                                              During The Past            Elected       Term to     Beneficially    Percent of
         Name                Age (1)           Five Years(2)            Director       Expire        Owned(3)        Class
- --------------------------   -------           -------------           ----------     --------       --------       ------

                                                DIRECTORS CONTINUING IN OFFICE

Salvatore Alfieri               38      Attorney and Partner with the     1993          1997            2,949(5)      (6)
                                        law firm of Cleary, Alfieri &
                                        Grasso

James J. Kelly                  61      Retired. Former Owner and         1987          1997           91,154(9)     3.4%
                                        Chief Operations Officer of
                                        K-D Electrical Contractors

Emile L. LeLand, Jr.            59      Senior Vice President (1989       1988          1997          34,829(10)     1.3%
                                        to present); Senior Vice
                                        President of the Association
                                        since 1984; and an officer of
                                        the Association since 1979.

L. Doris Fritsch (4)            74      President and Chief Executive     1964          1998         170,470(11)     6.3%
                                        Officer (1989 to present);
                                        President & Chief Executive
                                        Officer of Association since
                                        1964 and employee of
                                        Association since 1943

William B. Lewis                72      Retired.  Former Executive        1991          1998           3,696(12)      (6)
                                        Vice President and Director
                                        of Nutley Savings Bank,
                                        SLA.  Former Deputy
                                        Commissioner of Banking,
                                        Savings and Loan Division,
                                        New Jersey Dept. of Banking

Chester J. Pardun, Jr.          70      Retired.  Former Secretary        1982          1998          62,744(13)     2.4%
                                        and Treasurer of C. J.
                                        Pardun & Sons, a
                                        construction company

                                                    DIRECTOR EMERITUS (14)

Arthur E. Fritsch, Sr. (4)      77      President of E.W. Price           1951           --            1,323(17)     (6)
                                        Agency, Inc., an insurance
                                        agency.  Trustee of the
                                        Washington Monumental
                                        Cemetery Association

                                               Position With                                        Shares of
                                              The Company and                                         Common
                                            Principal Occupation       Year First      Current        Stock
                                              During The Past            Elected       Term to     Beneficially    Percent of
         Name                Age (1)           Five Years(2)            Director       Expire        Owned(3)        Class
- --------------------------   -------           -------------           ----------     --------       --------       ------

                                       CERTAIN EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

William M. Sievewright          67      Senior Vice President (1991                                    4,579(15)       (6)
                                        to present); employee of
                                        Association since May 1991;
                                        previously, Senior Vice
                                        President of Shadow Lawn
                                        Savings Bank

All executive officers
  and directors as a
  group (20 persons)                                                                                 468,074(16)     16.7%



- -----------------------
(1)  At March 31, 1996.
(2) No nominee, director or director emeritus is a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or of any company registered as an investment company under the Investment Company Act of 1940.
(3) Unless otherwise noted in this Proxy Statement, all shares are owned directly by individuals or by their spouses and minor children, over which shares the individuals effectively exercise sole or shared voting and investment power.
(4) L. Doris Fritsch, Arthur E. Fritsch, and Arthur E. Fritsch, Jr. are wife, husband and son.
(5) Includes 1,412 shares subject to stock options exercisable within 60 days of June 28, 1996. Excludes 173 shares owned as unexercisable stock options.
(6)  Less than one percent.
(7) Includes 14,987 shares Mr. Doherty has a right to purchase pursuant to stock options exercisable within 60 days of June 28, 1996.
(8) Includes 1,541 shares Mr. Fritsch has a right to acquire pursuant to Stock Options exercisable within 60 days of June 28, 1996 and 7,862 shares owned by the E.W. Price Agency of which Mr. Fritsch is a 50% owner. Excludes 218 shares Mr. Fritsch owns as unexercisable stock options.
(9) Includes 1,323 shares Mr. Kelly has a right to acquire pursuant to Stock Options exercisable within 60 days of June 28, 1996. Excludes 218 shares owned as unexercisable stock options and 4,917 shares owned by Mr. Kelly's adult children, as to which shares Mr. Kelly disclaims beneficial ownership.
(10) Includes 25,408 shares Mr. LeLand has a right to purchase pursuant to stock options exercisable within 60 days of June 28, 1996.
(11) Includes 118,640 shares owned solely by L. Doris Fritsch and 51,830 shares Mrs. Fritsch has a right to purchase pursuant to the exercise of stock options exercisable within 60 days of June 28, 1996.
(12) Includes 130 shares Mr. Lewis has a right to acquire pursuant to stock options exercisable within 60 days of June 28, 1996. Excludes 218 shares Mr. Lewis owns as unexercisable stock options.
(13) Includes 1,323 shares Mr. Pardun has a right to acquire pursuant to stock options exercisable within 60 days of June 28, 1996 and 8,285 shares owned by his wife and daughter. Excludes 218 shares Mr. Pardun owns as unexercisable stock options.
(14) In such capacity, Mr. Fritsch may attend meetings of the Board of Directors but he is not entitled to vote.
(15) Includes 3,544 shares Mr. Sievewright has a right to purchase pursuant to stock options exercisable within 60 days of June 28, 1996. Excludes 2,310 shares Mr. Sievewright owns as unexercisable stock options.

(16) Includes 139,513 shares of Common Stock which officers, directors and director emeritus as a group have a right to acquire pursuant to stock options exercisable within 60 days of June 28, 1996. Excludes 12,991 shares of Common Stock which are unexercisable stock options.

(17) Includes 1,323 shares Mr. Fritsch has a right to acquire pursuant to stock options exercisable within 60 days of June 28, 1996. Excludes 218 shares owned as unexercisable stock options.

        Section 16(a) Beneficial Ownership Reporting Compliance

        The Common Stock of the Company is registered pursuant to Section 12(g) of the Exchange Act. The executive officers and directors of the Company and beneficial owners of greater than 10% of the Company's Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing changes in beneficial ownership of the Common Stock. Based on the Company's review of Forms 3, 4 and 5 filed by officers, directors and 10% beneficial owners of Common Stock, no executive officer, director or 10% beneficial owners of Common Stock failed to file such ownership reports on a timely basis during the fiscal year ended March 31, 1996 except Director Carratello who inadvertently omitted reporting 2,230 shares (purchased in 1990) on Form 3 in 1992 upon becoming a director and each subsequent Form 4 filing.

ITEM 11.  EXECUTIVE COMPENSATION

Directors' Compensation

        Each non-officer director of the Company or the Association receives an attendance fee of $850 for each Board meeting attended with two excused absences permitted without loss of fee for those meetings; provided, however, that only one attendance fee is paid in the usual case when Company and Association Board meetings are held on the same day. Non-officer directors also receive an attendance fee of $450 for each special meeting attended. All members of the Salary Committee receive $200 for each meeting attended. The Company paid a total of $89,800 in directors' and committee fees for the fiscal year ended March 31, 1996.

Executive Compensation

        The Company has no full-time employees, relying upon employees of the Association for the limited services required by the Company. All Compensation paid to directors, officers and employees is paid by the Association.

        The following table sets forth, for the fiscal years ended March 31, 1996, 1995 and 1994, certain information as to the total remuneration received by the chief executive officer as well as by each of the other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 during these periods for services rendered in all capacities to the Company (the "Named Officers").

                                  SUMMARY COMPENSATION TABLE
                                    Annual Compensation                    Long Term Compensation
                       ---------------------------------------------   ----------------------------
                                                                                 Awards
                                                                       ----------------------------
         (a)            (b)        (c)         (d)           (e)             (f)           (g)            (h)
                                                                                       Securities
                                                        Other Annual     Restricted    Underlying     All Other
 Name and Principal                                     Compensation       Stock        Options/     Compensation
      Position         Year     Salary($)   Bonus($)       ($)(1)       Award(s)($)    SARs(#)(2)       ($)(3)
      --------         ----     ---------   --------       ------       -----------    ----------      -------

L. Doris Fritsch      1996        $252,390     $   --            $ --         --           7,200          $4,500
President and Chief   1995         242,960         --              --         --           6,000           4,500
Executive Officer     1994         236,687         --              --         --           7,500           7,100


Emile L. LeLand, Jr.  1996         159,469     20,000              --         --           3,600           4,500
Director and Senior   1995         153,540         --              --         --           3,300           4,500
Vice President        1994         149,594         --              --         --           4,125           4,488


John J. Doherty       1996         108,743         --              --         --           3,600           3,262
Director, Vice        1995         104,850         --              --         --           3,300           3,145
President and Chief   1994         102,461         --              --         --           4,125           3,074
Financial Officer


William M.            1996          96,617         --              --         --             250           2,899
Sievewright           1995          99,372         --              --         --           1,100           2,981
Senior Vice President 1994         134,492         --              --         --           4,125           4,035


- ------------------
(1) No Named Officer received perquisites (i.e. personal benefits) in excess of the lesser of $50,000 or 10% of such individual's reported salary and bonus.
(2) Includes adjustments for stock dividends paid by the Company on September 2, 1994 and a five-for-four stock split on October 22, 1993.
(3)  Includes contributions to the Company's 401(k) Plan.

Employment Agreements and Change of Control Arrangements

        The Association has in effect employment agreements with President L. Doris Fritsch, Senior Vice President Emile L. LeLand, Jr. and Vice President John J. Doherty. President Fritsch's employment agreement with the Association as last amended on March 20, 1996 is for a three year term commencing on that date and is extended for an additional year at each annual meeting of the Board of Directors upon resolution of the Board. President Fritsch's minimum annual salary is $231,000. The Agreement also provides for certain death and disability benefits. President Fritsch's agreement also provides that after reaching age 70, she may elect to terminate her full-time employment and become a consultant to the Association for a period of three years at the annual rate of $50,000 or one third of her highest compensation during any of the three preceding years.

        Senior Vice President LeLand is employed pursuant to an employment agreement with the Association last amended on March 20, 1996. The Amendment provides for a term of three years, which term is to be extended one additional year at each annual meeting of the Board of Directors upon resolution of the Board. Mr. LeLand's minimum annual salary is $146,000. The Agreement also provides for certain death and disability benefits.

        Vice President Doherty is employed pursuant to an employment agreement last amended on March 20, 1996. The amendment provides that Mr. Doherty's employment would be for a term of three years, which term is to be extended one additional year at each annual meeting of the Board of Directors upon resolution of the Board. Mr. Doherty's minimum salary is $100,000 per year. The Agreement also provides for certain death and disability benefits.

        The agreements with President Fritsch, Senior Vice President LeLand, and Vice President Doherty also provide for severance payments in the event the employee is terminated without "cause" or the agreement is not renewed by the Association, with special provisions applying following any "change of control" of the Association. The severance payments following a "change of control" are
2.99 times the employee's "base amount" as defined in Section 280G of the Code, which will qualify the severance payment for deductibility by the Association for federal income tax purposes and should be made no later than 10 days after the termination date. Mrs. Fritsch and Mr. LeLand are also entitled to continue coverage under the Association's employee benefit plan for a period of four years after termination. Vice President Doherty's agreement provides that if the "change of control" is approved by more than 80% of the Board of Directors, the severance payments will be reduced to 1.5 times his annual compensation. The term "change of control" includes (i) the termination of the registration of all classes of the Company's securities under Section 12 of the Exchange Act (ii) the acquisition by any person or any persons acting in concert of more than 25% of the outstanding Common Stock or securities of the Company or the Association entitled to vote in elections of directors, (iii) the election to the Board of Directors of a majority of directors who have not been nominated by the Company,
(iv) during any period of two consecutive years when the individuals who were members of the Board of Directors of the Company at the beginning of such period shall cease for any reason to constitute a majority of the Board, (v) any "change of control" of the Association or the Company within the meaning of the applicable federal banking law, or (vi) the acquisition of all or substantially all of the assets of the Company or the Association.

Benefits

        Insurance and Medical Reimbursement. The Association's full-time officers, without contribution or expense to them, are provided with hospitalization, major medical, and dental benefits, life insurance, and disability insurance under group plans which are available generally and on the same basis to all full-time employees. The Association's directors who are not full-time employees are provided with the hospitalization, major medical and dental benefits given to full-time employees.

        Savings Plan. Effective as of April 1, 1992, the Association established the Central Jersey Savings Bank, SLA 401(k) Plan (the "Plan") for the benefit of its employees. All permanent employees who have been employed for at least 90 days are eligible to participate in the Plan. Under the terms of the Plan, an employee may choose to defer a portion of pre-tax wages, which the Association then contributes to the Plan. The Plan operates on a calendar year basis. Employees may elect to defer up to 15 percent of total compensation, subject to provisions of the Internal Revenue Code of 1986, as amended (the "Code"), that limit an employee's pre-tax contributions to an annual amount that for 1995 was $9,240. The Code also imposes a limitation on the amount of annual additions to a participant's account that generally affects only certain highly-compensated employees. In order to pass the non-discrimination test imposed by the Code, the Association may make discretionary contributions to the Plan to be allocated ratably to the employees based on amount of compensation. Amounts contributed to the Plan are invested according to the investment choices made by the employee based on the menu of investments offered in the Plan. Each eligible employee is always fully vested in his or her own contributions and all contributions, if any, made by the Association. The current trustees of the Plan are John J. Doherty, William M. Sievewright and James H. Wainwright.

        Benefits are generally payable after termination of employment with the Association. Employed participants may also obtain a distribution of benefits after attaining age 59-1/2 or on account of suffering certain hardships as defined in the Plan. In addition, participants may obtain loans from the Plan.

        Stock Option Plans. In connection with the conversion of the Association from mutual to stock form, the Board of Directors of the Association adopted the Central Jersey Savings Bank, SLA 1984 Stock Option and Incentive Plan (the "1984 Plan"). Pursuant to the 1984 Plan, an aggregate of 139,855 shares of Common Stock had been reserved for issuance by the Company upon the exercise of stock options granted to officers, directors and other key employees. Options granted under the 1984 Plan may be incentive options within the meaning of Section 422 of the Code or such options may be non-incentive stock options. The exercise price for incentive stock options is not less than the fair market value of the Common Stock on the day of grant, and all options have a maximum term of 10 years. Non-incentive stock options are granted at an exercise price to be determined at the time of grant but not less than eighty percent (80%) of the fair market value of the Common Stock on the day of grant.

        The 1984 Plan also contains provisions for stock appreciation rights ("SARs") which may be granted alone or in connection with stock options. The exercise of SARs, if granted in connection with stock options, requires the optionee to surrender his stock option for cancellation upon exercise, and the optionee will receive cash or Common Stock equal to the difference between the exercise price of the option and the then fair market value of the shares of Common Stock subject to option.

        As the 1984 Plan expired in 1994, the Board adopted, and the shareholders approved at the 1993 Annual Meeting of Stockholders, the 1993 Stock Option and Incentive Plan (the "1993 Plan"). The 1993 Plan authorizes the granting of options and/or SARs covering a total of 100,000 shares of Common Stock. Options granted under the 1993 Plan may either be incentive stock options or non-qualified stock options. All options granted under the 1993 Plan will have a maximum term of 10 years. Subject to the Stock Option Committee's authority to accelerate exercisability, options granted under the 1993 Plan (i) are not exercisable until one year after the date such options are granted and
(ii) then generally are exercisable in installments of 20% per annum. The exercise price for options under the 1993 Plan may not be less than fair market value for incentive stock options and 80% of fair market value with respect to non-incentive stock options.

        In addition, at the 1993 Annual Meeting of Stockholders, the stockholders approved a Non- Employee Director Stock Option Plan ("Director Plan"). The Director Plan authorizes the issuance of stock options covering up to 25,000 shares of the Company's common stock. Each non-employee director who first becomes a director of the Company during the term of the Director Plan will receive a stock option covering 1,000 shares of Common Stock on the date of his first election as a director. Thereafter, on each August 20 during the term of the Director Plan, each outside director will receive an option to purchase 100 shares of Common Stock. No outside director shall receive options to purchase more than 2,000 shares pursuant to the Director Plan. Each option granted under the Plan generally will have an exercise price equal to fair market value on the date of grant and a term of 10 years. Generally, options granted under the Director Plan (i) are not exercisable until one year after the date of grant and (ii) then generally are exercisable in installments of 33-1/3% per annum.

        The following tables set forth certain information regarding the grant of stock options and SARs to the Named Officers during fiscal 1996 and the amount and value of unexercised stock options and SARs held at March 31, 1996 by each of the Named Officers.

                                       OPTION/SAR GRANTS

                             Option/SAR Grants in Last Fiscal Year
                             -------------------------------------
                                                                                      Potential Realizable
                                                                                        Value at Assumed
                                                                                      Annual Rates of Stock
                              Individual Grants                                       Price Appreciation for
- ------------------------------------------------------------------------------           Option Term(1)
                                                                                      ----------------------
         (a)                 (b)             (c)             (d)           (e)           (f)          (g)
                          Number of      % of Total
                         Securities     Options/SARs
                         Underlying      Granted to     Exercise or
                        Options/SARs    Employees in     Base Price    Expiration
 Name                   Granted (#)      Fiscal Year       ($/Sh)         Date         5% ($)       10% ($)
- ------------            ------------     -----------       ------        ------       --------     --------

L. Doris Fritsch            7,200           26.4%         $22.25         8/23/05        $100,749    $255,318
Emile L. LeLand, Jr.        3,600            13.2          22.25         8/23/05          50,374     127,659
John J. Doherty             3,600            13.2          22.25         8/23/05          50,374     127,659
William M. Sievewright       250              0.9          22.25         8/23/05           3,498       8,865


- ------------------
(1)  Based on actual option term and annual compounding.

                                    OPTION/SAR EXERCISES AND YEAR END VALUE TABLE

                   Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value
                   -------------------------------------------------------------------------------
         (a)                    (b)                   (c)                      (d)                       (e)

                                                                    Number of Securities      Value of Unexercised
                                                                    Underlying Unexercised    In-The-Money
                                                                    Options/SARs              Options\SARs
                                                                    at FY-End (#)(1)          at FY-End (2)($)
                         Shares Acquired
Name                     on Exercise (#)       Value Realized($)    Exercisable/Unexercisable Exercisable/Unexercisable
- ----                     ---------------       -----------------    ------------------------- -------------------------

L. Doris Fritsch                --                    --                    51,830/0                 $682,502/0
Emile L. LeLand, Jr.            --                    --                    25,408/0                 329,310/0
John J. Doherty                 --                    --                    14,987/0                 125,006/0
William M. Sievewright          --                    --                  3,544/2,310              32,912/18,399


- ------------------
(1) Includes adjustment for stock dividends paid by the Company on September 2, 1994 and a five-for-four stock split on October 22, 1993.
(2) Market value of the underlying securities at year-end minus the exercise price.

     Long Term Incentive Plans. The Company does not sponsor any long term incentive plans and has made no awards or payments under any such plans during the fiscal year ended March 31, 1996.

Compensation Committee Interlocks and Insider Participation

     The Company does not have a formal Compensation Committee, but its functions are served by the Association's Salary Committee of the Board. The Salary Committee's members are Arthur E. Fritsch (as Director Emeritus), Chester
J. Pardun, Jr. and Salvatore Alfieri. None of such individuals is or was an officer or employee of the Company or the Association. As stated above, Mr. Fritsch is the President of E.W. Price Agency, an insurance agency which provides insurance products for the Company and the Association, and is the husband of the Company's Chief Executive Officer.

Compensation Report

     Decisions on compensation of executive officers of the Company and the Association generally are made by the Board's Salary Committee (the "Committee"). Members of the Committee are Salvatore Alfieri, Chester J. Pardun, Jr. and, ex officio, Arthur E. Fritsch. Mr. Fritsch excluded himself from any discussions regarding the compensation of L. Doris Fritsch, President and Chief Executive Officer due

to his relationship with her.

     The goals of the Company's and the Association's compensation policies for executive officers are to provide a competitive level of base salary and other benefits to attract, retain and motivate high caliber personnel.

     Executive officers receive performance and salary reviews each year. Salary increases are based on an evaluation of the extent to which a particular executive officer is determined to have assisted the Company in meeting its business objectives and in contributing to the growth and performance of the Company. The salaries of Mrs. Fritsch, Messrs. LeLand, Doherty and Sievewright and other executive officers were established based on an evaluation of their past experience and/or their contributions to the Company.

     The Company believes that its Stock Option Plan plays an important role in the long-term compensation of executive officers. All stock options are granted at an exercise price equal to the market price on the grant date. Mrs. Fritsch and Messrs. LeLand, Doherty and Sievewright have received stock options during fiscal 1996 as part of their compensation. See "Stock Option Plans" above.

     Pursuant to the Company's 401(k) Retirement Plan, the Association makes a contribution of 3% of the individual's pre-tax income to the Plan. The Company believes that this Plan is an important element in executive long-term compensation and fosters the retention and motivation of qualified executives.

                             Salary Committee:

                             Salvatore Alfieri
                             Arthur E. Fritsch
                             Chester J. Pardun, Jr.

Performance Graph

        The following performance graph is for the period from March 31, 1991 through March 31, 1996. The performance graph compares the cumulative total shareholder return on the Company's Common Stock with (a) the cumulative total shareholder return on stocks included in the Nasdaq total market index and (b) the cumulative total shareholder return on stocks included in the Nasdaq bank index prepared for Nasdaq by the Center for Research of Securities Prices (CRSP) at the University of Chicago. Comparison with the Nasdaq stock market and bank indices assumes the investment of $100 as of April 1, 1991. The cumulative total return for the company is computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the period.

[GRAPHIC OMITTED]

- ---------------------------------------------------------------------------------------------

                                       3/31/92    3/31/93    3/31/94     3/31/95    3/31/96

Central Jersey Financial Corporation   $110.90    $246.90    $286.10     $354.80    $519.90
CRSP Index for Nasdaq Stock Market      127.50     146.50     158.10      175.90     238.90
CRSP Index for Nasdaq Bank Stocks       148.70     213.60     217.50      240.20     339.80

- ---------------------------------------------------------------------------------------------

     There can be no assurance that the Company's future stock performance will be the same or similar to the historical stock performance shown in the graph below. The Company will neither make nor endorse any predictions as to stock performance.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Persons and groups owning in excess of 5% of the Company's Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). At June 28, 1996, L. Doris Fritsch, President and Director of the Company, beneficially owned an aggregate of 170,470 shares (6.3%) of the Company's Common Stock. Of the aggregate shares 51,830 shares are shares that L. Doris Fritsch has a right to acquire pursuant to stock options. Security ownership of the Named Officers and of the directors is included under Item 10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Association grants loans to the Company's officers, directors and employees on the security of their personal residences as well as consumer loans and loans against savings deposits. Loans to such persons are made in the ordinary course of business and upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Association's other customers and do not involve more than the normal risk of collectibility or present any other unfavorable features.

     Director Emeritus Arthur E. Fritsch is the president of E.W. Price Agency and Director Arthur E. Fritsch, Jr. is the vice president. E.W. Price, an insurance agency, is owned by the Fritsch family. The Association and its affiliates paid premiums to E.W. Price of $197,195, $199,623 and $195,806 for the fiscal years ending March 31, 1996, 1995 and 1994, respectively. All transactions between the Association, its affiliates and the agency are made in the ordinary course of business at the same terms and rates made to unaffiliated parties.

     Director Alfieri is a partner in the law firm of Cleary, Alfieri & Grasso, to whom the Association paid legal fees of $90,197 in fiscal year 1996. Such fees were paid in the ordinary course of business at the same terms and rates charged to unaffiliated parties.

                                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:

       Report of Independent Public Accounts.................................23

       Central Jersey Financial Corporation and Subsidiary

              Consolidated Statements Of Financial Condition.................24

              Consolidated Statements Of Operations..........................25

              Consolidated Statements Of Stockholders' Equity................27

              Consolidated Statements Of Cash Flows..........................28

              Notes To Consolidated Financial Statements.....................30

              There are no financial statement schedules that are required to be included in Part II, Item 8.

       (b) There were no reports on Form 8-K filed by the Registrant during the last quarter of the fiscal year ended
              March 31, 1996

       (c)    Exhibits:

              The following exhibits are filed as part of this report:

              2.1 Agreement and Plan of Merger, dated May 22, 1996, between Summit Bancorp and Registrant

              2.2    Central Jersey Financial Corporation Stock Option
                     Agreement

              10.1   Amendment to Employment Agreement with L. Doris Fritsch

              10.2   Amendment to Employment Agreement with Emile L. Leland, Jr.

              10.3   Amendment to Employment Agreement with John J. Doherty

              11.    Calculation of Earnings Per Share.

              21.    Subsidiaries of the Registrant.

              23.    Consent of Independent Accountants.

                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTRAL JERSEY FINANCIAL CORPORATION

July 16, 1996                               By: /s/L. Doris Fritsch
                                                -------------------
                                                 L. Doris Fritsch, President,
                                                 Chief Executive Officer,
                                                 Director and Duly Authorized
                                                    Representative

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                            Title                      Date
  ---------                            -----                      ----


/s/L. Doris Fritsch
- -----------------------
L. Doris Fritsch                  President, Chief             July 16, 1996
                                  Executive Officer
                                  and Director

/s/Emile L. LeLand, Jr.
- -----------------------
Emile L. LeLand, Jr.              Senior Vice President        July 16, 1996
                                  and Director

/s/John J. Doherty
- -----------------------
John J. Doherty                   Vice President,              July 16, 1996
                                  Chief Financial Officer
                                  and Director

- -----------------------
Arthur E. Fritsch, Jr.            Director                     July ___, 1996

  Signature                            Title                      Date
  ---------                            -----                      ----


/s/James J. Kelly
- -----------------------
James J. Kelly                    Director                     July 16, 1996


/s/Chester J. Pardun
- -----------------------
Chester J. Pardun                 Director                     July 16, 1996


/s/William B. Lewis
- -----------------------
William B. Lewis                  Director                     July 16, 1996


/s/Salvatore Alfieri
- -----------------------
Salvatore Alfieri                 Director                     July 16, 1996


/s/Domenick Carratello
- -----------------------
Domenick Carratello               Director                     July 16, 1996

- -----------------------
Robert V. Noreika                 Director                     July ___, 1996