Form 10-Q
period 1996-06-30
CENTRAL JERSEY FINANCIAL CORP
filed 1996-08-14
CIK 851635

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996
                  -------------

Commission file number 0-17839
                       -------

                      Central Jersey Financial Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                      22-2977019
- -----------------------------------------------           -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)

                 591 Cranbury Road
        East Brunswick, New Jersey                             08816
- -----------------------------------------------           -------------------
 (Address of principal executive offices)                    (Zip Code)

                                 (908) 254-6600
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
- --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X        No
             ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, No Par Value--2,668,269 shares as of July 31, 1996
- --------------------------------------------------------------------------------


This Form 10-Q is comprised of a total of 13 pages.
The exhibit index is located on page 11.

                      CENTRAL JERSEY FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                    CONTENTS
                                    --------

                                                                                          Page

PART I  FINANCIAL INFORMATION

           Item 1.    Financial Statements:

                      Consolidated Statements of Financial Condition as of
                      June 30, 1996 and March 31, 1996                                       1

                      Consolidated Statements of Operations for each
                      of the three-month periods ended
                      June 30, 1996 and 1995                                                 2

                      Consolidated Statements of Cash Flows for each of the
                      three-month periods ended June 30, 1996 and 1995                       3

                      Notes to Consolidated Financial Statements                           4-5

           Item 2.    Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                   6-8

PART II    OTHER INFORMATION

           Item 1.    Legal Proceedings                                                      9

           Item 2.    Changes In Securities                                                  9

           Item 3.    Defaults Upon Senior Securities                                        9

           Item 4.    Submission of Matters to a Vote of Security Holders                    9

           Item 5.    Other Information                                                      9

           Item 6.    Exhibits and Reports on Form 8-K                                       9




SIGNATURES                                                                                  10


                      CENTRAL JERSEY FINANCIAL CORPORATION
                      ------------------------------------

Consolidated Statements of Financial Condition

                                                                              June 30,          March 31,
                          (Unaudited)                                           1996              1996
- ---------------------------------------------------------------          ----------------    --------------
Assets
Cash and due from depository institutions                                  $   10,617,272    $    8,804,911
Investment securities; available for sale                                       8,139,121         8,266,858
Investment securities; portfolio                                               23,467,251        18,501,517
Mortgage-backed securities; portfolio                                         192,551,331       191,530,667
Loans held for sale                                                             2,243,825         2,231,803
Loans receivable, net                                                         213,605,817       220,109,248
Interest receivable on loans, net                                               1,537,732         1,506,442
Real estate held for development and resale, net                                  357,490           507,490
Real estate acquired in settlement of loans, net                                  249,424            26,674
Investment in capital stock of Federal Home Loan Bank of New York               3,560,600         3,560,600
Premises and equipment, net                                                     5,296,805         5,363,567
Excess of cost over fair value of net assets acquired                           3,700,627         3,791,467
Other assets                                                                    3,961,527         4,070,726
                                                                              -----------       -----------

        Total assets                                                        $ 469,288,822     $ 468,271,970
                                                                              ===========       ===========

Liabilities and stockholders' equity

Deposits                                                                    $ 385,556,360     $ 386,569,400
Other borrowed funds                                                           22,800,000        22,500,000
Advances from borrowers for taxes and insurance                                 1,565,821         1,542,477
Accrued income taxes and other liabilities                                      3,377,244         2,048,126
                                                                              -----------       -----------

        Total liabilities                                                     413,299,425       412,660,003
                                                                              -----------       -----------

Serial preferred stock:  authorized, 15,000,000 shares for issuance in
 series; issued and outstanding, none                                                  --                --
Common stock:  no par value; authorized, 25,000,000 shares; issued
 and outstanding 2,668,269                                                      2,668,269         2,668,269
Paid-in capital                                                                18,510,912        18,510,912
Retained earnings - substantially restricted                                   34,761,832        34,319,114
Net unrealized gain on securities available for sale                               48,384           113,672
                                                                              -----------       -----------

        Total stockholders' equity                                             55,989,397        55,611,967
                                                                              -----------       -----------

        Total liabilities and stockholders' equity                          $ 469,288,822     $ 468,271,970
                                                                              ===========       ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             CENTRAL JERSEY FINANCIAL CORPORATION
                             ------------------------------------

Consolidated Statements of Operations                                  Three Months Ended
                                                                             June 30,
                       (Unaudited)                                    1996                 1995
- ---------------------------------------------------------  --------------------  ------------------
Interest income
  Interest on loans receivable                                   $    4,477,156     $     5,022,003
  Interest on mortgage-backed securities                              3,334,501           2,522,567
  Interest on investment securities                                     496,784             454,345
  Interest on deposits in other banks                                    17,715              14,014
                                                                    -----------         -----------
    Total interest income                                             8,326,156           8,012,929
                                                                    -----------         -----------
Interest expense
  Interest on deposits                                                3,924,793           3,929,169
  Interest on long-term debt                                                 --             185,761
  Interest on other borrowed funds                                      284,470             232,152
                                                                    -----------         -----------
    Total interest expense                                            4,209,263           4,347,082
                                                                    -----------         -----------

Net interest income                                                   4,116,893           3,665,847

Provision for loan losses                                                50,000              50,000
                                                                    -----------         -----------
Net interest income after provision for loan losses                   4,066,893           3,615,847
                                                                    -----------         -----------
Non-interest income (loss)
  Fee income                                                            248,012             243,484
  Income on investment in Federal Home Loan Bank                         55,330              65,892
  Gain on sales of loans, net                                           121,218              99,332
  Loss from real estate operations                                      (62,955)            (42,471)
  Other                                                                   1,193                  --
                                                                    -----------        ------------
    Total non-interest income                                           362,798             366,237
                                                                    -----------        ------------
Non-interest expenses
  Salaries                                                              918,351             879,845
  Employee Benefits                                                     207,277             188,863
  Data processing fees and equipment costs                              205,195             221,047
  Federal deposit insurance                                             221,529             201,584
  Net occupancy                                                         119,711             106,253
  Amortization of excess costs over fair value of net assets
    acquired                                                             90,840              90,840
  Advertising                                                            14,324              54,840
  Other                                                                 622,303             353,488
                                                                    -----------         -----------
    Total non-interest expenses                                       2,399,530           2,096,760
                                                                    -----------         -----------

Income before income taxes                                            2,030,161           1,885,324
Income tax expense                                                      840,328             674,695
                                                                    -----------         -----------

Net income                                                        $   1,189,833       $   1,210,629
                                                                    ===========         ===========

Per share amounts:
  Earnings per common share and common share
   equivalent - assuming no dilution                              $        0.43       $        0.59

  Earnings per common share - assuming full dilution              $        0.43       $        0.49

Average shares outstanding:
  Assuming no dilution                                                2,762,734           2,034,907
  Assuming full dilution                                              2,767,574           2,741,289


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             CENTRAL JERSEY FINANCIAL CORPORATION
                             ------------------------------------

Consolidated Statements of Cash Flows                                             Three Months Ended
                                                                                       June 30,
                           (Unaudited)                                            1996            1995
- -----------------------------------------------------------------           --------------  --------------
Cash flows from:
Operating activities
  Net income                                                                $   1,189,833   $    1,210,629
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for losses on loans and real estate, including
      real estate acquired in settlement of loans                                  65,000           50,000
    Accretion of discounts on loans acquired in business combination                    -          (51,809)
    Amortization of premiums, discounts and deferred fees                          97,082           91,655
    Amortization of excess cost over fair value of net assets acquired             98,840           90,840
    Depreciation of premises and equipment                                         69,720           78,208
    Loans originated for sale                                                  (9,270,765)      (6,254,672)
    Proceeds from sales of loans held for sale                                  9,379,961        6,047,986
    Net gain on the sale of loans                                                (121,218)         (99,332)
    Net decrease in interest receivable and other assets                           90,356          430,531
    Net increase in other liabilities                                           1,329,118          879,168
                                                                            -------------   --------------

        Net cash provided by operating activities                               2,919,927        2,473,204
                                                                            -------------   --------------

Investing activities
  Net increase in interest-bearing deposits in other banks                              -          (21,000)
  Purchase of investment securities: available for sale                               (11)               -
  Purchase of investment securities: portfolio                                 (5,000,000)      (4,998,437)
  Maturities of investment securities: portfolio                                   20,105           50,000
  Purchases of mortgage-backed securities: portfolio                          (13,017,958)     (26,619,227)
  Maturities of mortgage-backed securities: portfolio                          11,910,481        4,398,900
  Loans originated, less principal collected                                    6,260,668        5,029,788
  Decrease in real estate held for development and resale                         135,000          144,000
  Proceeds from sales of real estate acquired in settlement of loans               40,500                -
  Purchases of premises and equipment, net                                         (2,958)         (56,390)
                                                                            -------------   --------------

      Net cash provided by (used by) investing activities                         345,827      (22,072,366)
                                                                            -------------   --------------

Financing activities
  Net increase (decrease) in deposits                                          (1,013,040)      22,757,328
  Net increase (decrease) in other borrowed funds                                 300,000       (2,600,000)
  Net increase in advances from borrowers                                           6,762           22,748
  Cash dividends paid on common stock                                            (747,115)        (196,415)
                                                                            -------------   --------------

      Net cash provided by (used by) financing activities                      (1,453,393)      19,983,661
                                                                            -------------   --------------

Increase in cash and cash equivalents                                           1,812,361          384,499
Cash and cash equivalents at beginning of year                                  8,804,911        7,693,873
                                                                            -------------   --------------

Cash and cash equivalents at end of period                                  $  10,617,272   $    8,078,372
                                                                            =============   ==============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             CENTRAL JERSEY FINANCIAL CORPORATION
                          Notes To Consolidated Financial Statements

        1. Central Jersey Financial Corporation (the "Corporation") is a thrift holding company having one subsidiary, Central Jersey Savings Bank, SLA ("CJSB"). CJSB is a state chartered savings and loan association.

        2. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting principally of normal accruals) necessary for a fair presentation of the Corporation's consolidated financial condition, results of operations and cash flows for all periods presented herein.

        3. The unaudited consolidated results of operations for each of the periods presented in this Form 10-Q are not necessarily indicative of the results to be expected for the full year.

        4. The financial statements as presented, herein, should be read in conjunction with the notes to the consolidated financial statements included in the Corporation's Annual Report on Form 10-K for the year ended March 31, 1996.

        5. Loans receivable

                                                        June 30,          March 31,
                                                          1996              1996
                                                          ----              ----

First mortgage real estate loans
        Conventional...........................      $149,688,386      $154,636,304
        Commercial.............................        28,962,854        29,496,029
        Construction and land..................        11,346,494        11,505,329
        FHA insured and VA guaranteed..........         6,602,944         7,005,926
                                                     ------------      ------------
                                                      196,600,678       202,643,588

Home equity loans..............................        26,774,201        27,509,954
Other consumer loans...........................           823,670           792,676
Other commercial loans.........................           265,016           276,206
                                                     ------------      ------------
                                                      224,463,565       231,222,424

Less:

        Loans in process.......................         7,387,940         7,569,129
        Deferred loan fees.....................           523,263           594,936
        Net premium on loans purchased.........           (57,543)          (82,368)
                                                     ------------      ------------
                                                      216,609,905       223,140,727

        Allowance for loan losses..............         3,004,088         3,031,479
                                                     ------------      ------------
                                                     $213,605,817      $220,109,248
                                                     ============      ============


- --------------------
Included in loans receivable at June 30, 1996 and March 31, 1996 are loans amounting to $7,291,000 and $7,782,000, respectively, on which the accrual of interest has been suspended.

- -----------------------------------------------------

        6. Earnings per share were computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the respective periods. Stock options are considered common stock equivalents and were included in the calculation of the average number of common shares outstanding using the treasury stock method. Fully diluted earnings per share, primarily related to shares issuable in connection with the convertible subordinated debentures for the 1995 period, were computed using the if converted method.

        7. The Corporation exchanged mortgage loans for the properties underlying the mortgages amounting to $320,000 and $97,000, respectively, during each of the three-month periods ended June 30, 1996 and 1995. The value of the properties at the time of exchange was $267,000 and $86,000, respectively, for each of the three-month periods ended June 30, 1996 and 1995, and were recorded as Real Estate Acquired in Settlement of Loans. The differences between loan balances and the value of the underlying properties were charged to allowances provided for such losses.

           Cash paid during each of the three-month periods ended June 30, 1996 and 1995 for interest on deposits and borrowed funds were $4,212,000 and $4,350,000, respectively. Cash payments made for federal and state income taxes during the three months ended June 30, 1996 and 1995 amounted to $540,000 and $225,000, respectively.

        8. The Corporation, as previously announced, entered into a definitive merger agreement (the "Agreement") with Summit Bancorp ("Summit"), on May 22, 1996. The Agreement provides for Summit to acquire the Corporation in a tax-free exchange of stock.

           The transaction is expected to be completed in the fourth quarter of calendar 1996, subject to the approval of the Corporation's shareholders, regulatory approvals and the market price of Summit stock.

                      CENTRAL JERSEY FINANCIAL CORPORATION
                 Management's Discussion and Analysis Of Results
                      Of Operations And Financial Condition

Overview
- --------

        Net income decreased $20,796 for the three months ended June 30, 1996 compared with the same period in 1995, from $1,210,629 to $1,189,833. The decrease in net income was primarily the result of the increase in non-interest expense, $302,770, including costs incurred in connection with the proposed merger of the Corporation and Summit Bancorp, amounting to approximately $236,000, and the increase in income tax expense, $165,633. These factors were partially offset by the increase in net interest income, $451,046.

Net Interest Income
- -------------------

        The principal component of the Corporation's income is net interest income, the difference between interest received on interest-earning assets, primarily loans, mortgage-backed securities ("MBS") and investments, and the interest expense paid on interest-bearing liabilities, primarily deposits and borrowings. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

        Net interest income increased from $3,665,847 for the three months ended June 30, 1995 to $4,116,893 for the three months ended June 30, 1996, an increase of $451,046. The increase in net interest income was the result of an increase in interest income, $313,227 and a decrease in interest expense, $137,819.

        Interest on loans receivable decreased from $5,022,003 for the three months ended June 30, 1995 to $4,477,156 for the three months ended June 30, 1996, a decrease of $544,847. The decrease was generally the result of the decrease in the average balance of the loan portfolio. The average balance of loans decreased $24,565,326 from $246,678,456 for the three months ended June 30, 1995 to $222,113,130 for the three months ended June 30, 1996. The Corporation sold most of the first mortgage loans which it originated, both the fixed-rate and adjustable-rate loan products. The fixed-rate mortgages were sold to facilitate the management of interest-rate risk, while the adjustable-rate mortgage loans were sold because of the low yields during the first few years of the loans' life.

        Interest on MBS increased from $2,522,567 for the three months ended June 30, 1995 to $3,334,501 for the three months ended June 30, 1996, an increase of $811,934. The increase was the result of the increase in the average balance of MBS and the increase in the average rate earned on MBS. The average balance of MBS increased from $155,992,126 for the three months ended June 30, 1995 to $192,040,999 for the three months ended June 30, 1996, an increase of $36,048,873. Because most loans originated during the 1996 period were sold, available funds were used to purchase MBS. The average rate earned on MBS increased by approximately 48 basis points from 6.47 percent for the three months ended June 30, 1995 to 6.95 percent for the three months ended June 30, 1996.

        Interest on investment securities, both available for sale and portfolio, increased from $454,345 for the three months ended June 30, 1995 to $496,784 for the three months ended June 30, 1996, an increase of $42,439. The average balance of investment securities increased $5,914,075 from $23,150,529 for the three months ended June 30, 1995 to $29,064,604 for the three months ended June 30, 1996. The average rate earned on investments decreased 101 basis points, from 7.85 percent for the three months ended June 30, 1995 to 6.84 percent for the three months ended June 30, 1996.

        Interest expense on deposits for the three months ended June 30, 1996 amounted to $3,924,793 which was basically unchanged from the same period in 1995, $3,929,169. The average balance of deposits increased $13,471,086 from $372,591,794 in 1995 to $386,062,880 in 1996. The average interest rate paid on deposits decreased 15 basis points from 4.22 percent in 1995 to 4.07 percent in 1996 as a result of lower market interest rates.

        Interest expense on other borrowed funds increased $52,318 for the three months ended June 30, 1996 compared with the same period in 1995, from $232,152 in 1995 to $284,470 in 1996. The Corporation drew more extensively on its line of credit during the three months ended June 30, 1996. The average balance of other borrowed funds for the three months ended June 30, 1996 amounted to $20,984,615 compared with $14,819,780 for the same period in 1995, an increase of $6,164,835. The average interest rate paid on other borrowings decreased from
6.27 percent for the three months ended June 30, 1995 to 5.42 percent for the three months ended June 30, 1996, a decrease of 85 basis points.

        Interest expense on long-term debt decreased $185,761 for the three months ended June 30, 1996 compared with the same period in 1995. The decrease was the result of converting all of the Convertible Subordinated Debentures into common stock of the Corporation in September 1995.

Non-Interest Income
- -------------------

        Gains on the sales of loans increased $21,886, from $99,332 for the three months ended June 30, 1995 to $121,218 for the same period in 1996. The Corporation, as noted previously, sold most of the first mortgage loans which it originated. Losses from real estate operations increased $20,484 from $42,471 for the three months ended June 30, 1995 to $62,955 for the same period in 1996. The increase was generally the result of an increase of $15,000 in the provision for losses on real estate, determined based on the Corporation's regular quarterly evaluations of its valuation allowances.

Non-Interest Expense
- --------------------

        Non-interest expenses increased $302,770, from $2,096,760 for the three months ended June 30, 1995 to $2,399,530 for the same period in 1996. Other non-interest expenses increased $268,815, from $353,488 for the three months ended June 30, 1995 to $622,303 for the same period in 1996. The increase in other non-interest expenses was primarily the result of costs incurred in connection with the proposed merger of the Corporation with Summit Bancorp which amounted to approximately $236,000. Substantial additional merger related costs will be incurred prior to closing the merger, projected for the fourth quarter of calendar 1996.

        Advertising expenses decreased $40,516, from $54,840 for the three months ended June 30, 1995 to $14,324 for the same period in 1996. The decrease was the result of a general reduction in media advertising.

Income Tax Expense
- ------------------

        The provision for income taxes as a percentage of income before income taxes increased from 36 percent for the three-month period ended June 30, 1995 to 41 percent for the comparable 1996 period. The increase was generally attributable to the merger related costs, previously discussed, which are not deductible for income tax purposes.

Financial Condition
- -------------------

        There were no significant changes in the Corporation's consolidated financial position between June 30, 1996 and March 31, 1996. The Corporation remains well capitalized. CJSB's regulatory capital at June 30, 1996 exceeded the current capital requirements established by the Office of Thrift Supervision ("OTS").

Other
- -----

        Currently, CJSB pays an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") equal to 0.23 percent of its total deposits. In August 1995, the FDIC lowered the insurance premium for members of the Bank Insurance Fund ("BIF"), primarily commercial banks, to a range of between 0.04 percent and 0.31 percent of deposits. In November 1995, the FDIC again lowered BIF premiums further with the result that most commercial banks will pay the statutory minimum of $2,000 annually. This reduction in insurance premiums for BIF members could place Savings Association Insurance Fund ("SAIF") members, primarily savings associations, such as CJSB, at a material competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of CJSB in future periods.

        The disparity in insurance premiums between those required for CJSB and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for CJSB and put competitive pressure on CJSB to raise its interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in CJSB losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although CJSB has other sources of funds, these other sources may have higher costs than those of deposits.

        Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Administration. One plan that has gained support of several sponsors would require all SAIF member institutions, including CJSB, to pay a one-time fee of up to 85 basis points on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of the SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to amortize the expense of the fee over a period of years. Management of CJSB is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

        On August 2, 1996, the U.S. Congress passed the Small Business Job Protection Act of 1996. If signed by the President and enacted into law, this bill would, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988, will be taxed over a six-year period beginning in 1997. Institutions can delay paying these taxes for two years if they meet a residential-lending test. Based upon a preliminary review of the bill and its potential impact, it is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Corporation taken as a whole.

PART II   OTHER INFORMATION

          Item 1. Legal Proceedings
                  -----------------
                  The Corporation is involved in various legal proceedings which arise out of the general operations of its business. These lawsuits primarily involve claims to enforce liens on real and personal property, condemnation proceedings on real property and other matters incidental to the Corporation's business. The Corporation does not believe that the resolution of these lawsuits would have a material adverse effect on its financial condition or results of operations.

          Item 2. Changes in Securities
                  ---------------------
                  Not applicable

          Item 3. Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable

          Item 4. Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable

          Item 5. Other Information
                  -----------------
                  Not applicable

          Item 6. Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a) Exhibit 11 - Statement Re: Computation of Per Share
                      Earnings

                  (b) Report on Form 8-K:  The  Corporation,  on July 29,  1996,
                      filed a Current Report on Form 8-K. The Form 8-K was filed pursuant to Item 5, relating to the Corporation's report of financial condition and results of operations for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CENTRAL JERSEY FINANCIAL CORPORATION
                                  (Registrant)



Date   August 12, 1996              /s/John J. Doherty
       ---------------              --------------------------------------
                                    John J. Doherty
                                    Vice President, Principal Financial
                                    Officer, and Duly Authorized Signatory