Form 10-Q
period 1996-09-30
CENTRAL JERSEY FINANCIAL CORP
filed 1996-11-14
CIK 851635

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended   September 30, 1996
                    ------------------

Commission file number   0-17839
                         -------


                      Central Jersey Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          New Jersey                                    22-2977019
   -------------------------------                   -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)



          591 Cranbury Road
      East Brunswick, New Jersey                              08816
 ---------------------------------------                    ----------
 (Address of principal executive offices)                   (Zip Code)


                                 (908) 254-6600
               --------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                         APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, No Par Value--2,790,686 shares as of October 31, 1996



This Form 10-Q is comprised of a total of 13 pages.
The exhibit index is located on page 11.

                             CENTRAL JERSEY FINANCIAL CORPORATION
                                        AND SUBSIDIARY

                                           CONTENTS
                                           --------


                                                                         Page


PART I     FINANCIAL INFORMATION


   Item 1.    Financial Statements:

              Consolidated Statements of Financial Condition as of
              September 30, 1996 and March 31, 1996                       1

              Consolidated Statements of Operations for each
              of the three-month and six-month periods ended
              September 30, 1996 and 1995                                 2

              Consolidated Statements of Cash Flows for each of the
              six-month periods ended September 30, 1996 and 1995         3

              Notes to Consolidated Financial Statements                  4-5

   Item 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition                          6-8


PART II    OTHER INFORMATION

   Item 1.    Legal Proceedings                                           9

   Item 2.    Changes In Securities                                       9

   Item 3.    Defaults Upon Senior Securities                             9

   Item 4.    Submission of Matters to a Vote of Security Holders         9

   Item 5.    Other Information                                           9

   Item 6.    Exhibits and Reports on Form 8-K                            9




SIGNATURES                                                                10

CENTRAL JERSEY FINANCIAL CORPORATION

Consolidated Statements of Financial Condition



                                                            September 30,          March 31,
                                                                1996                 1996
                                                            -------------          ---------
Assets                                                       Unaudited
                                                             ---------

Cash and due from depository institutions                  $   9,586,924          $ 8,804,911
Investment securities; available for sale                      8,133,528            8,266,858
Investment securities; portfolio                              33,354,946           18,501,517
Mortgage-backed securities; portfolio                        188,710,120          191,530,667
Loans held for sale                                            2,666,434            2,231,803
Loans receivable, net                                        204,793,239          220,109,248
Interest receivable on loans, net                              1,437,977            1,506,442
Real estate held for development and resale, net                 402,125              507,490
Real estate acquired in settlement of loans, net                 110,464               26,674
Investment in capital stock of Federal Home Loan Bank of
  New York                                                     3,560,600            3,560,600
Premises and equipment, net                                    5,248,313            5,363,567
Excess of cost over fair value of net assets acquired          3,609,787            3,791,467
Other assets                                                   2,857,618            4,070,726
                                                             -----------          -----------

        Total assets                                       $ 464,472,075         $468,271,970
                                                             ===========          ===========

Liabilities and stockholders' equity

Deposits                                                    $377,617,782         $386,569,400
Other borrowed funds                                          25,900,000           22,500,000
Advances from borrowers for taxes and insurance                1,539,474            1,542,477
Accrued income taxes and other liabilities                     3,270,464            2,048,126
                                                             -----------          -----------

        Total liabilities                                    408,327,720          412,660,003
                                                             -----------          -----------

Serial preferred stock:  authorized, 15,000,000 shares for
  issuance in series; issued and outstanding, none                    --                   --
Common stock:  no par value; authorized, 25,000,000
  shares; issued and outstanding 2,790,686 and 2,668,269,
  respectively                                                 2,790,686            2,668,269
Paid-in capital                                               19,392,862           18,510,912
Retained earnings - substantially restricted                  33,895,504           34,319,114
Net unrealized gain on securities available for sale              65,303              113,672
                                                             -----------          -----------

        Total stockholders' equity                            56,144,355           55,611,967
                                                             -----------          -----------

        Total liabilities and stockholders' equity         $ 464,472,075        $ 468,271,970
                                                             ===========          ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CENTRAL JERSEY FINANCIAL CORPORATION

Consolidated Statements of Operations


                                                                       Three Months Ended          Six Months Ended
                                                                          September 30,              September 30,
                                                              ---------------------------------------------------------
                       (Unaudited)                                  1996           1995           1996        1995
                       -----------                                  ----           ----           ----        ----
Interest income
  Interest on loans receivable                                $   4,324,029   $  4,898,003   $  8,01,185    $9,920,006

  Interest on mortgage-backed securities                          3,229,956      2,889,148     6,564,457     5,411,715
  Interest on investment securities                                 704,154        454,191     1,200,938       908,536
  Interest on deposits in other banks                                19,567         16,489        37,282        30,503
                                                                  ---------      ---------    ----------    ----------
    Total interest income                                         8,277,706      8,257,831    16,603,862            --
                                                                  ---------      ---------    ----------    ----------
                                                                                                            16,270,760
Interest expense
  Interest on deposits                                            3,911,211      4,126,604     7,836,004     8,055,773
  Interest on long-term debt                                             --         11,782            --       197,543
  Interest on other borrowed funds                                  309,437        325,833       593,907       557,985
                                                                  ---------      ---------    ----------    ----------
    Total interest expense                                        4,220,648      4,464,219     8,429,911     8,811,301
                                                                  ---------      ---------    ----------    ----------

Net interest income                                               4,057,058      3,793,612     8,173,951     7,459,459

Provision for loan losses                                            50,000        100,000       100,000       150,000
                                                                -----------      ---------     ---------  ------------

Net interest income after provision for loan losses               4,007,058      3,693,612     8,073,951     7,309,459
                                                                -----------     ----------    ----------   -----------

Non-interest income (loss)
  Fee income                                                        244,205        249,614       492,217       493,098
  Income on investment in Federal Home Loan Bank                     58,176         66,617       113,506     132,50992
  Gain on sales of loans, net                                       107,678        109,094       228,896       208,426
  Loss from real estate operations                                 (29,217)       (45,872)      (92,172)      (88,343)
  Other                                                                  --         71,215         1,193        71,215
                                                                   --------                                   --------
    Total non-interest income                                       380,842        450,668       743,640       816,905
                                                                  ---------      ---------      --------      --------
Non-interest expenses
  Salaries                                                          922,576        891,170     1,840,927     1,771,015
  Employee Benefits                                                 173,875        174,852       381,152       363,715
  Data processing fees and equipment costs                          218,617        219,674       423,812       440,721
  Federal deposit insurance                                         220,738        206,203       442,267       407,787
  Special federal deposit insurance assessment                    2,356,105             --     2,356,105            --
  Net occupancy                                                     128,763        138,414       248,474       244,667
  Amortization of excess costs over fair value of net assets
  acquired                                                           90,840         90,840       181,680       181,680

  Advertising                                                        13,945         31,745        28,269        86,585
  Other                                                             383,921        302,677     1,006,224       656,165
                                                                  ---------      ---------    ----------    ----------
    Total non-interest expenses                                   4,509,380      2,055,575     6,908,910     4,152,335
                                                                  ---------      ---------    ----------    ----------


Income (loss) before income taxes                                  (121,480)     2,088,705     1,908,681     3,974,029
Income tax expense (benefit)                                        (36,545)       750,549       803,783     1,425,244
                                                                  ---------      ---------    ----------    ----------

Net income (loss)                                                $ (84,935)     $1,338,156    $1,104,898    $2,548,785
                                                                  =========      =========     =========     =========

Per share amounts:
  Earnings (loss) per common share and common share
    equivalent - assuming no dilution                               $(0.03)          $0.60         $0.40         $1.19

  Earnings (loss) per common share - assuming full dilution
                                                                    $(0.03)          $0.49         $0.40         $0.98
Average shares outstanding:
  Assuming no dilution                                            2,770,670      2,217,247     2,769,269     2,138,437
  Assuming full dilution                                          2,770,670      2,752,308     2,776,943     2,734,541

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    CENTRAL JERSEY FINANCIAL CORPORATION

Consolidated Statements of Cash Flows



                                                                                Three Months Ended
                                                                          September 30,
                           (Unaudited)                                        1996            1995
                           -----------                                        ----            ----
Cash flows from:
Operating activities
  Net income                                                             $  1,189,833    $  1,210,629
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for losses on loans and real estate, including
      real estate acquired in settlement of loans                              65,000          50,000
    Accretion of discounts on loans acquired in business combination               --         (51,809)
    Amortization of premiums, discounts and deferred fees                      97,082          91,655
    Amortization of excess cost over fair value of net assets acquired         98,840          90,840
    Depreciation of premises and equipment                                     69,720          78,208
    Loans originated for sale                                              (9,270,765)     (6,254,672)
    Proceeds from sales of loans held for sale                              9,379,961       6,047,986
    Net gain on the sale of loans                                            (121,218)        (99,332)
    Net decrease in interest receivable and other assets                       90,356         430,531
    Net increase in other liabilities                                       1,329,118         879,168
                                                                           ----------      ----------

        Net cash provided by operating activities                           2,919,927       2,473,204
                                                                           ----------      ----------

Investing activities
  Net increase in interest-bearing deposits in other banks                         --         (21,000)
  Purchase of investment securities: available for sale                           (11)             --
  Purchase of investment securities: portfolio                             (5,000,000)     (4,998,437)
  Maturities of investment securities: portfolio                               20,105          50,000
  Purchases of mortgage-backed securities: portfolio                      (13,017,958)    (26,619,227)
  Maturities of mortgage-backed securities: portfolio                      11,910,481       4,398,900
  Loans originated, less principal collected                                6,260,668       5,029,788
  Decrease in real estate held for development and resale                     135,000         144,000
  Proceeds from sales of real estate acquired in settlement of loans           40,500              --
  Purchases of premises and equipment, net                                     (2,958)        (56,390)
                                                                           ----------      ----------

      Net cash provided by (used by) investing activities                     345,827     (22,072,366)
                                                                                         ------------    ---------

Financing activities
  Net increase (decrease) in deposits                                      (1,013,040)     22,757,328
  Net increase (decrease) in other borrowed funds                             300,000      (2,600,000)
  Net increase in advances from borrowers                                       6,762          22,748
  Cash dividends paid on common stock                                        (747,115)       (196,415)
                                                                                         ------------    ---------

      Net cash provided by (used by) financing activities                  (1,453,393)     19,983,661
                                                                                         ------------    ---------

Increase in cash and cash equivalents                                       1,812,361         384,499
Cash and cash equivalents at beginning of year                              8,804,911       7,693,873
                                                                                         ------------    ---------

Cash and cash equivalents at end of period                               $ 10,617,272    $  8,078,372



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       CENTRAL JERSEY FINANCIAL CORPORATION

Consolidated Statements of Cash Flows                                                       Six Months Ended
                                                                                              September 30,
                                   (Unaudited)                                             1996               1995
                                   -----------                                           ----------       ---------
Cash flows from:
Operating activities
  Net income                                                                             $1,104,898       $2,548,785
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Provision for losses on loans and real estate, including
      real estate acquired in settlement of loans                                           117,119          161,613
    Accretion of discounts on loans acquired in business combination                             --         (103,618)
    Amortization of premiums, discounts and deferred fees                                    217,238         191,781
    Amortization of excess cost over fair value of net assets acquired                       181,680         181,680

    Depreciation of premises and equipment                                                   131,356         207,816
    Loans originated for sale                                                           (16,501,105)     (12,730,018)
    Proceeds from sales of loans held for sale                                           16,295,370       12,455,216
    Net gain on the sale of loans                                                          (228,896)        (208,426)
    Net (increase) decrease in interest receivable and other assets                        1,285,305       (520,720)
    Net increase in other liabilities                                                     1,222,338           89,530
                                                                                   ----------------    -------------

        Net cash provided by operating activities                                         3,825,303        2,273,633
                                                                                   ----------------    -------------

Investing activities
  Sales of investment securities: available for sale                                            902                --
  Purchase of investment securities: portfolio                                          (15,000,000)      (4,998,437)
  Maturities of investment securities: portfolio                                             117,914           50,000
  Purchases of mortgage-backed securities: portfolio                                    (19,622,112)     (40,789,228)
  Murities of mortgage-backed securitites: portfolio                                      22,248,473       12,476,684
  Loans originated, less principal collected                                              14,988,848       10,729,461
  Decrease in real estate held for development and resale                                    90,365           310,000
  Proceeds from sales of real estate acquired in settlement of loans                        264,191           452,084
  Purchases of premises and equipment, net                                                  (16,102)         (65,935)
                                                                                      --------------      -----------

      Net cash provided by (used by) investing activities                                  3,072,479     (21,835,371)
                                                                                      --------------     ------------

Financing activities
  Net increase (decrease) in deposits                                                    (8,951,618)      18,496,846
  Net increase in other borrowed funds                                                    3,400,000         2,500,000
  Net decease in advances from borrowers                                                   (40,010)          (61,193)
  Cash dividends paid on common stock                                                    (1,528,508)        (516,606)
  Options exercised                                                                        1,004,367                 --
                                                                                     ---------------   ----------------

      Net cash provided by (used by) financing activities                                (6,115,769)      20,419,047
                                                                                      --------------   -------------

Increase in cash and cash equivalents                                                       782,013          857,309
Cash and cash equivalents at beginning of year                                            8,804,911        7,693,873
                                                                                      -------------    -------------

Cash and cash equivalents at end of period                                            $    9,586,924   $   8,551,182
                                                                                       =============   =============


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

        5. Loans receivable



                                                    September 30,       March 31,
                                                         1996             1996
                                                    -------------       ---------
First mortgage real estate loans
        Conventional...........................     $146,156,712     $154,636,304
        Commercial.............................       26,369,657       29,496,029
        Construction and land..................        9,740,917       11,505,329
        FHA insured and VA guaranteed..........        6,360,800        7,005,926
                                                     -----------      -----------
                                                     188,628,086      202,643,588
Home equity loans..............................       26,241,706       27,509,954
Other consumer loans...........................          673,280          792,676
Other commercial loans.........................          259,688          276,206
                                                     -----------      -----------
                                                     215,802,760      231,222,424
Less:
        Loans in process.......................        7,549,339        7,569,129
        Deferred loan fees.....................          478,657          594,936
        Net premium on loans purchased.........          (32,653)         (82,368)
                                                     -----------      -----------
                                                     207,807,417      223,140,727

        Allowance for loan losses..............        3,014,178        3,031,479
                                                     -----------      -----------
                                                    $204,793,239     $220,109,248
                                                     ===========      ===========


------------------------
Included in loans receivable at September 30, 1996 and March 31, 1996 are loans amounting to $5,928,000 and $7,782,000, respectively, on which the accrual of interest has been suspended.

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

        7. The Corporation exchanged mortgage loans for the properties underlying the mortgages amounting to $431,000 and $97,000, respectively, during each of the six-month periods ended September 30, 1996 and 1995. The value of the properties at the time of exchange was $354,000 and $86,000, respectively, for each of the six-month periods ended September 30, 1996 and 1995, and were recorded as Real Estate Acquired in Settlement of Loans. The differences between loan balances and the value of the underlying properties were charged to allowances provided for such losses.

           Cash paid during each of the six-month periods ended September 30, 1996 and 1995 for interest on deposits and borrowed funds were $8,434,000 and $8,801,000, respectively. Cash payments made for federal and state income taxes during the six months ended September 30, 1996 and 1995 amounted to $2,410,000 and $1,762,000, respectively.

        8. The Corporation, as previously announced, entered into a definitive merger agreement (the "Agreement") with Summit Bancorp ("Summit"), on May 22, 1996. The Agreement provides for Summit to acquire the Corporation in a tax-free exchange of stock. On November 6, 1996, the Corporation's shareholders overwhelmingly approved the merger of the Corporation with Summit. It is expected that the merger will be completed before the end of 1996.

        9. The results for the three-month and six-month periods ended September 30, 1996 include a charge for the Federal Deposit Insurance Corporation ("FDIC") special assessment amounting to $2,356,000 on a pretax basis. The after tax charge of $1,508,000 amounted to $0.54 per share on both primary and fully diluted bases for the three-month and six-month periods ended September 30, 1996. The special assessment resulted from the recently enacted federal law providing for the recapitalization of the FDIC Savings Association Insurance Fund ("SAIF"), whereby a one-time charge of approximately 66 basis points is being assessed on deposits held by SAIF institutions at March 31, 1995.

                      CENTRAL JERSEY FINANCIAL CORPORATION
                 Management's Discussion and Analysis Of Results
                      Of Operations And Financial Condition

Overview
--------

        Results for the three months ended September 30, 1996 amounted to a loss of $84,935, while the six months ended September 30, 1996 resulted in net income of $1,104,898. The results for the three-month and six-month periods ended September 30, 1996 included a charge for the Federal Deposit Insurance Corporation ("FDIC") special assessment amounting to $2,356,105 on a pretax basis ($1,508,000 after taxes). The special assessment resulted from the recently enacted federal law providing for the recapitalization of the FDIC Savings Association Insurance Fund ("SAIF"), whereby a one-time charge of approximately 66 basis points is being assessed on deposits held by SAIF institutions at March 31, 1995.

Net Interest Income
-------------------

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

        Net interest income for the three months ended September 30, 1996 increased $263,446, from $3,793,612 for the three months ended September 30, 1995 to $4,057,058 for the comparable 1996 period. The increase in net interest income was primarily the result of the decrease in interest expense of $243,571, from $4,464,219 for the three months ended September 30, 1995 to $4,220,648 for the same period in 1996.

        Net interest income for the six months ended September 30, 1996 compared with 1995 increased $714,492, from $7,459,459 for the six months ended September 30, 1995 to $8,173,951 for the comparable 1996 period. The increase in net interest income between the six-month periods was the result of the increase in interest income of $333,102 and the decrease in interest expense of $381,390. Interest income increased from $16,270,760 for the six months ended September 30, 1995 to $16,603,862 in 1996, while interest expense decreased from $8,811,301 to $8,429,911 over the same period.

        Interest on loans receivable, the largest component of interest income, for the three-month and six-month periods ended September 30, 1996 decreased $573,974 and $1,118,821, respectively, from the comparable 1995 periods. Interest on loans receivable decreased from $4,898,003 for the three months ended September 30, 1995 to $4,324,029 for the comparable 1996 period and from $9,920,006 for the six months ended September 30, 1995 to $8,801,185 for the comparable 1996 period. The average balance of loans receivable decreased $26,876,182, from $241,539,972 for the three months ended September 30, 1995 to $214,663,790 for the comparable 1996 period. The average balance of loans receivable decreased $25,816,155, from $244,049,525 for the six months ended September 30, 1995 to $218,233,370 for the comparable 1996 period. Most loans currently being originated by the Corporation are being sold without recourse and with servicing released. The policy of selling most loans being originated will probably result in further reducing the balance of loans receivable in future periods. The average interest rate earned on loans decreased over the three-month and six-month periods by approximately 5 basis points and 6 basis points, respectively. The average interest rate earned on loans decreased from
8.11 percent for the three months ended September 30, 1995 to 8.06 percent for the comparable 1996 period and from 8.13 percent for the six months ended September 30, 1995 to 8.07 percent for the comparable 1996 period.

------------------------------

        Interest on MBS for the three months ended September 30, 1996 increased $340,808 from the comparable 1995 period, from $2,889,148 in 1995 to $3,229,956 in 1996. Interest on MBS for the six months ended September 30, 1996 increased $1,152,742 from the comparable 1995 period, from $5,411,715 in 1995 to
$6,564,457 in 1996. The average balance of MBS increased $20,564,825, from $170,065,900 for the three months ended September 30, 1995 to $190,630,725 for the comparable 1996 period. The average balance of MBS has increased $29,244,905, from $161,685,801 for the six months ended September 30, 1995 to $190,930,706 for the comparable 1996 period. The Corporation is acquiring adjustable-rate MBS and fixed-rate MBS with contractual lives of ten years or less. The average rate earned on MBS has decreased between the three-month periods by approximately 2 basis points, and between the six-month periods by 19 basis points. The average rate earned on MBS decreased from 6.80 percent for the three months ended September 30, 1995 to 6.78 percent for the comparable 1996 period and increased from 6.69 percent for the six months ended September 30, 1995 to 6.88 percent for the comparable 1996 period.

        Interest on investment securities for the three-month and six-month periods ended September 30, 1996 increased $249,963 and $292,402, respectively, from the comparable 1995 periods. Interest on investment securities increased from $454,191 for the three months ended September 30, 1995 to $704,154 for the comparable 1996 period and from $908,536 for the six months ended September 30, 1995 to $1,200,938 for the comparable 1996 period. The average balance of investment securities increased $10,860,200, from $25,601,097 for the three months ended September 30, 1995 to $36,461,297 for the comparable 1996 period. The average balance of investment securities increased $9,211,632, from $23,961,281 for the six months ended September 30, 1995 to $33,172,913 for the comparable 1996 period. The average rate earned on investment securities for the three-month period ended September 30, 1996 increased 62 basis points, from the comparable 1995 period from 7.10 percent in 1995 to 7.72 percent in 1996. The average rate earned on investment securities for the six months ended September 30, 1996 decreased 34 basis points from the comparable 1995 period, from 7.58 percent in 1995 to 7.24 percent in 1996.

        Interest on deposits for the three-month period ended September 30, 1996 decreased $215,393 from $4,126,604 for the three months ended September 30, 1995 to $3,911,211 for the comparable 1996 period. The average balance of deposits decreased $253,146, from $381,840,217 for the three months ended September 30, 1995 to $381,587,071 for the comparable 1996 period. The average interest rate paid on deposits decreased 22 basis points from, 4.32 percent for the three months ended September 30, 1995 to 4.10 percent for the comparable 1996 period. For the six-month period ended September 30, 1996, interest on deposits decreased $219,769, from $8,055,773 for the six months ended September 30, 1995 to $7,836,004 for the comparable 1996 period. The average cost of deposits for the six month period ended September 30, 1996 decreased 21 basis points from the comparable 1995 period. The average cost of deposits decreased from 4.30 percent for the six months ended September 30, 1995 to 4.09 percent for the comparable 1996 period. The average balance of deposits for the six-month period ended September 30, 1996 increased $8,283,326, from the comparable 1995 period. The average balance of deposits increased from $374,964,521 for the six months ended September 30, 1995 to $383,247,847 for the comparable 1996 period.

        Interest expense on long-term debt decreased $197,543 for the six months ended September 30, 1996 compared with the same period in 1995. The decrease was the result of converting all of the Convertible Subordinated Debentures into common stock of the Corporation in September 1995.

        Interest expense on other borrowed funds for the three-month and six-month periods ended September 30, 1996 decreased $16,396 and increased $35,922, respectively, from the comparable 1995 periods. Interest expense on other borrowed funds decreased from $325,833 for the three months ended September 30, 1995 to $309,437 for the comparable 1996 period and increased from $557,985 for the six months ended September 30, 1995 to $593,907 for the comparable 1996 period. The average balance of other borrowed funds for the three months ended September 30, 1996 amounted to $22,595,652 compared with $21,561,957 for the same period in 1995, an increase of $1,033,695. The average interest rate paid on other borrowed funds for the three months ended September 30, 1996 decreased 56 basis points from the comparable period in 1995, from 6.04 percent in 1995 to 5.48 percent in 1996. For the six months ended September 30, 1996, the average balance of other borrowed funds increased $3,534,426 from the

------------------------------

comparable 1995 period. The average balance of borrowed funds increased from $18,209,290 in 1995 to $21,743,716 in 1996. The average interest rate paid on other borrowed funds for the six months ended September 30, 1996 decreased 67 basis points from the comparable 1995 period, from 6.13 percent in 1995 to 5.46 percent in 1996.

Non-Interest Income
-------------------

        Non-interest income decreased $69,826 and $73,265, respectively, for the three-month and six-month periods ended September 30, 1996 compared with the same 1995 periods. Non-interest income decreased from $450,668 for the three months ended September 30, 1995 to $380,842 for the comparable 1996 period and from $816,905 for the six months ended September 30, 1995 to $743,640 for the comparable 1996 period.

        The decreases were generally the result of gains recorded from the disposition of two parcels of land adjacent to certain of the Corporation's facilities during the three months ended September 30, 1995.

Non-Interest Expense
---------------------

        Non-interest expenses for the three-month and six-month periods ended September 30, 1996 increased $2,453,805 and $2,756,575, respectively, from the comparable 1995 periods. Non-interest expenses increased from $2,055,575 for the three months ended September 30, 1995 to $4,509,380 for the comparable 1996 period and from $4,152,335 for the six months ended September 30, 1995 to $6,908,910 for the comparable 1996 period. The increases were primarily the result of the Federal Deposit Insurance Corporation special assessment, discussed more fully in the accompanying notes to consolidated financial statements. In addition, other non-interest expenses include costs incurred in connection with the proposed merger of the Corporation with Summit Bancorp which amounted to approximately $270,000 for the six months ended September 30, 1996. Substantial additional merger related costs will be incurred prior to closing the merger, projected for the fourth quarter of calendar 1996.

Financial Condition
-------------------

        There were no significant changes in the Corporation's consolidated financial position between September 30, 1996 and March 31, 1996. The Corporation remains well capitalized. CJSB's regulatory capital at September 30, 1996 exceeded the current capital requirements established by the Office of Thrift Supervision.

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

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CENTRAL JERSEY FINANCIAL CORPORATION
                      ------------------------------------
                                  (Registrant)


Date   November 13, 1996                /s/ John J. Doherty
       -----------------                -------------------
                                        John J. Doherty
                                        Vice President, Principal Financial
                                        Officer, and Duly Authorized Signatory